Form 10-K
period 1998-12-31
LONG ISLAND FINANCIAL CORP
filed 1999-04-01
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        (Mark One) Annual  Report  Pursuant to Section 13 or 15(d) of
            [X]      the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                       Commission File No.___________

                           LONG ISLAND FINANCIAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           11-3453684
         (State or other jurisdiction of    (I.R.S.Employer Identification No.)
          incorporation or organization)

                  One Suffolk Square, Islandia, New York 11722
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 348-0888
              (Registrant's telephone number, including area code)

                                      None
          (Securities registered pursuant to Section 12(b) of the Act)

                          Common Stock, $.01 par value
          (Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); Yes ( X ) No ( ); and (2) has been subject to such filing requirements for the past 90 days; Yes ( ) No ( X )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ Stock Market was $20,871,831 on March 15, 1999.

The number of shares outstanding of the registrant's common stock was 1,776,326 as of March 15, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 1998 Annual Report to Stockholders for fiscal year 1998 are incorporated herein by reference - Parts II and IV.

2. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1999 are incorporated herein by reference -
Part III.


                          LONG ISLAND COMMERCIAL BANK
                                 1998 FORM 10-K
                                TABLE OF CONTENTS


                                                                 Page
                           PART I                                Number

Item 1.    Business............................................   3
Item 2.    Properties  ........................................   13
Item 3.    Legal Proceedings...................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.   13



                           PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................    14
Item 6.    Selected Financial Data ...........................    14
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................    14
Item 7A.   Quantitative and Qualitative Disclousre about
           Market Risk........................................    14
Item 8.    Financial Statements and Supplementary Data........    14
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................    14
Item 10.   Directors and Executive Officers of the Registrant.    15



                           PART III

Item 11.   Executive Compensation.............................    15
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.....................................    15
Item 13.   Certain Relationships and Related Transactions.....    16
Item 14.   Exhibits, Financial Schedules, and Reports on
           Form 8-K...........................................    16-51

           Signatures.........................................    17

                                PART I


ITEM 1.  BUSINESS

General Development of Business

At a special meeting on December 8, 1998, the stockholders of Long Island Commercial Bank (the "Bank") approved a Plan of Acquisition dated as of September 15, 1998, which subsequently became effective January 28, 1999, and as a result of which: (i) the Bank became a wholly-owned subsidiary of Long Island Financial Corp., a Delaware corporation (the "Company"); and (ii) all of the outstanding shares of the Bank's Common Stock were converted, subject to dissenter's rights, on a one-for-one basis, into outstanding shares of the common stock of Long Island Financial Corp. No stockholders asserted dissenter's rights. This transaction is hereinafter referred to as the "Reorganization." In addition, the stockholders ratified the Long Island Financial Corp. 1998 Stock Option Plan.

The Reorganization created a bank holding company structure which provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at the Bank or in separate subsidiaries of the Company. Finally, the reorganization will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities. The Company currently has no plan to engage in these activities.

Narrative Description of the Business

The Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau Counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's senior management has substantial banking experience, and senior management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Nassau and Suffolk Counties, New York.

The Bank conducts a commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its branch network and using those deposits to originate a variety of commercial, consumer and real estate loans. During periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards is less than the amount of funds available for investment, the Bank invests excess funding in federal funds, mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and municipal obligations. The Bank's revenues are derived principally from interest income on its loan and securities portfolios. The
Banks principal expenses are interest paid on deposits, interest paid on borrowed funds and other operating expenses consisting of salaries and employee benefits, occupancy, premises and equipment expense, and other expenses. Funding sources, other than deposits include: secured borrowings, available lines of credit, sales of securities under agreements to repurchase, and cash flow from lending and investing activities.

The information presented in the financial statements and in the Form 10-K reflect the financial condition and results of operations of the Bank as the Reorganization had not been consummated as of the financial statement reporting date. Prior to January 28, 1999 the Company had no significant financial activity. At December 31, 1998, the Bank had total assets of $266.5 million.

Market Area and Competition

The Bank's primary customer base is established and expanding small to medium-sized businesses, professionals, and high net worth individuals and consumers. The Bank believes that emphasizing personal attention and responsiveness to the needs of its customers, including providing state of the art electronic banking services and expanded service hours, contributes to the Bank's competitiveness as a financial services provider.

The Bank faces extensive competition in originating loans and in attracting deposits. Competition among financial institutions is generally based upon interest rates offered on deposit accounts, interest rates charged on loans, fees assessed for services performed, the quality and scope of the services rendered, and the convenience of banking facilities.

The Bank has a significant number of financial services entities operating within its market area. In one or more aspects of its business, the Bank competes directly with other commercial banks, savings banks, mortgage banking companies, mortgage brokers, and other providers of financial services. Some of these entities are significantly larger than the Bank and have substantially greater resources and lending limits, and may offer certain services the Bank does not provide. In addition, many non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks.

Lending Activities

The Bank offers a variety of commercial and consumer loan products to serve the needs of it's customers. The interest rates charged by the Bank on loans are affected principally by rates offered by its competitors, the supply of money available for lending purposes and demand for such loans. General and economic conditions, monetary policies of the federal government including the Federal Reserve Board, legislative tax policies and governmental budgetary matters also affect interest rates charged by the Bank.

Loan Approval and Underwriting. In general, the Bank utilizes a committee process to approve its loans. The President and Chief Lending Officer, are authorized to approve loans up to $250,000. All other loans are brought before the Loan Committee. The Loan Committee which consists of Directors Auerbach, Duryea, Del Duca, Esposito, Kern, Manditch, Neuberger, Roberts, Romito and Tsunis, meet one day each month; however, additional meetings are held as the need arises. The Board of Directors receives a monthly report summarizing the loan portfolio activity, and actions taken by the Loan Committee.

It is the policy of the Bank that all loans satisfy basic lending criteria with respect to the character of the applicant, including any guarantor, such as the ability to repay the loan within a completed term, the applicant's financial strength, the adequacy of any required security and compliance with the Bank's lending policy.

Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:

                                                                         At December 31,
                                                1998         1997          1996         1995          1994
                                                ------------------------------------------------------------
                                                                     (In thousands)
   Commercial and industrial loans          $  30,853     $ 30,909     $  24,952    $  15,712    $  13,877
   Commercial real estate loans                53,990       31,254        18,566       15,582        9,030
   Automobile loans                             8,262       17,524        21,800        8,764            -
   Consumer loans                               1,396        1,726           860          957        1,022
   Residential real estate loans held-
   for-sale                                     1,486            -             -            -            -
       Gross loans                             95,987       81,413        66,178       41,015       23,929
   Less:
      Unearned income                             362        1,322         2,590        1,398          261
      Deferred fees, net                          410          306           148          141           88
      Allowance for possible loan losses        1,071        1,026           780          633          489
   Total loans, net                         $  94,144     $ 78,759     $  62,660    $  38,843    $  23,091


Commercial and Industrial Loans. The Bank offers a variety of commercial loan services including term loans, demand loans, revolving credit, and loans guaranteed in part by the Small Businesses Administration. A broad range of commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion, and for the purchase of machinery and equipment. The purpose of a particular loan generally determines it's structure.

Commercial loans are typically underwritten on the basis of the borrowers repayment capacity from cash flow and are generally collateralized by business assets such as, but not limited to, inventory, equipment and accounts receivable. As a result, the availability of funds for the payment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised and may fluctuate in value based upon the success of the business. Revolving credit lines are primarily collateralized by short term assets, while term loans are primarily collateralized by long-term or fixed assets. Personal guarantees are normally required for commercial loans. At December 31, 1998, commercial and industrial loans represented 32.1% of the loan portfolio.

Commercial Real Estate Loans. The Bank originates commercial real estate loans to businesses to finance the acquisition and holding of commercial real estate. The security for the Bank's commercial real estate loans is generally located in the Bank's primary market area and is underwritten on the basis of the value of the underlying real property. Loans secured by commercial real estate generally involve a greater degree of risk than residential real estate loans. Primary risks associated with commercial real estate lending include the borrower's inability to pay the debt due to unsuccessful operation or management of the property and adverse conditions in the real estate market or economy. At December 31, 1998, commercial real estate loans represented 56.2% of the loan portfolio.

Automobile Loans. Until January 1997, the Bank maintained a program of making non-recourse loans to a local auto leasing company . The Bank received an assignment of each individual lease and a collateral interest in each automobile. The program, which had further diversified the loan portfolio, was curtailed by the auto leasing company effective in January 1997. At December 31, 1998 automobile loans represented 8.6% percent of the loan portfolio.

Consumer Loans. Consumer loans made by the Bank include loans for new and used automobiles, personal secured, personal unsecured, and loans secured by deposit accounts. Consumer loans generally carry higher rates of interest than those charged on other types of loans and pose additional risks of collectibility when compared to other types of loans, such as residential real estate loans. In many instances, the Bank must rely on the borrower's ability to repay, since the collateral normally is of reduced value at the time of any liquidation. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

Residential Real Estate Loans. During 1998, the Bank began originating residential real estate loans primarily in its market area of Nassau and Suffolk counties. Currently, the Bank sells residential real estate loans together with the servicing rights to these loans on a non-recourse basis to institutional investors. The Bank limits its exposure to interest rate fluctuations and credit risk on these loans by obtaining, at the point of origination, a commitment from an institutional investor to purchase that loan from the Bank. By selling the servicing rights to the loans, the Bank avoids the associated risks and expenses of managing and servicing a loan portfolio. Mortgage banking income is generated from the premiums received on the sale of loans and servicing rights, coupled with fees charged and interest earned during the period the Bank holds the loans for sale.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The  following   table  shows  the   approximate   contractual   maturities  and
sensitivities to changes in interest rates of certain loans, exclusive of non-accrual loans as of December 31, 1998.

                                         Commercial                                          Residential
                                         and ..        Commercial                            Real Estate   Total
                                         Industrial    Real Estate   Automobile   Consumer   Loans Held-   Loans
                                         Loans .       Loans         Loans        Loans      For-Sale      Receivable
                                                                             (In thousands)
Maturities:
Due within one year ..................   $ 16,800      $    376      $ 8,225      $    43    $  1,486      $ 26,930
Due after one but within five years ..     10,849         2,001           --        1,245          --        14,095
Due after five but within ten years ..      2,838        47,027           --           --          --        49,865
Due after ten years ..................         --         4,586           --           --          --         4,586
Total Due after December 31, 1999 ....     13,687        53,614           --        1,245          --        68,546

Total amount due .....................   $ 30,487      $ 53,990      $ 8,225      $ 1,288    $  1,486      $ 95,476

Rate sensitivity:
Amounts with Fixed Interest Rates ....   $  8,172      $  1,611      $    --      $ 1,245    $     --      $ 11,028
Amounts with Adjustable Interest Rates      5,515        52,003           --           --          --        57,518
                                Total    $ 13,687      $ 53,614      $    --      $ 1,245    $     --      $ 68,546



Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained through provisions for possible loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While management believes that, based on information currently available, the Bank's allowance is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of the allowance will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans as deemed necessary. In addition, the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("NYSBD") as an integral part of their examination process periodically review the bank's allowance for possible loan losses. Either the FDIC or the NYSBD may require the Bank to make additional provisions for estimated possible loan losses based upon judgments that may differ from those of management thereby negatively impacting the Bank's financial condition and earnings.

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:


                                                                    At December 31,
                                             1998         1997         1996         1995         1994
                                            ----------------------------------------------------------
                                                                  (Dollars in thousands)

Balance at beginning of year             $  1,026      $   780       $  633       $  489       $  378
Provision for possible loan losses            420          240          302          180          180
Charge-offs:
    Commercial and industrial loans         (203)         (23)        (209)         (36)        (105)
    Automobile loans                         (58)         (75)            -            -            -
    Consumer loans                          (145)         (21)         (35)            -            -
    Total charge-offs                       (406)        (119)        (244)         (36)        (105)
Recoveries:
    Commercial and industrial loans             1          125           89            -           36
    Automobile loans                           15            -            -            -            -
    Consumer loans                             15            -            -            -            -
      Total recoveries                         31          125           89            -           36
   Net (charge-offs) recoveries             (375)            6        (155)         (36)         (69)
Balance at end of year                   $  1,071      $ 1,026       $  780       $  633       $  489

Ratio of net charge-offs/average              .43%           -%         .31%         .12%         .33%
   net loans


The following table sets forth the allocation of the Bank's allowance for possible loan losses at the dates indicated:

                                                                        At December 31,

                                    1998                1997               1996               1995               1994
                           ------------------------------------------------------------------------------------------------
                                     Percent              Percent            Percent            Percent             Percent
                                     Of Loans             Of Loans           Of Loans           Of Loans            Of Loans
                                     In Each              In Each            In Each            In Each             In Each
                                     Category             Category           Category           Category            Category
                                     To Total             To Total           To Total           To Total            To Total
                            Amount   Loans       Amount   Loans     Amount   Loans     Amount   Loans      Amount   Loans
                                                                           (Dollars in thousands)

Commercial and
  industrial loans .      $   589   32.1 %      $   489   38.0 %   $   319   37.7 %    $  273   38.3 %     $  347   58.0 %
Commercial real
    estate loans ...          330   56.2            313   38.4         186   28.1         156   38.0           90   37.7
Automobile loans ...           48    8.6            186   21.5         218   32.9          88   21.4           --     --
Consumer loans .....          104    1.5             22    2.1           9    1.3          14    2.3           10    4.3
Residential real
estate loans held-for-sale     --    1.6             --     --          --     --          --     --           --     --
Unallocated .........          --     --             16     --          48     --         102     --           42     --
Total allowance for
    possible loan
    losses ..........     $ 1,071   100.0 %     $ 1,026   100.0 %  $   780   100.0%    $  633   100.0 %    $  489   100.0 %


Non-Accrual Loans. The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.


                                                                         At December 31,
                                                         1998       1997     1996      1995      1994
                                                       -------------------------------------------------
                                                                             (In thousands)
Non-accrual loans:
     Commercial and industrial loans                   $  366    $  230    $  231    $  70    $  148
     Commercial real estate loans                           -         -         -        -         -
     Automobile loans                                      37       165       174        -         -

     Consumer loans                                       108         -         -        4         -
     Residential real estate loans held-for-sale       $    -         -         -        -         -

     Total non-accrual loans                              511       395       405       74       148

     Loans contractually past due 90 days or
     more, other than non-accruing(2)                       -         8        43      137         -


     Total non-performing loans                        $  511    $  403    $  448    $ 211    $  148


Allowance for possible loan losses as a percentage
      of  total loans (1)                                1.12%     1.29%     1.23%     1.60%     2.07%
Allowance for possible loan losses as a percentage
     of total non-performing loans                     209.59    254.59    174.11    300.00    330.41
Non-performing loans as a percentage of total
     loans (1)                                            .54       .51       .71       .53       .63

(1) Loans include loans receivable, net before the allowance for possible loan losses.
(2) Excludes $378,000 and $328,000 of loans at December 31, 1998 and 1997 respectively, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The Bank is in the process of renewing these obligations and/or awaiting anticipated repayment.

Investment Activities

The Bank maintains a portfolio of securities with investable funds in such instruments as U.S. government and agency securities, mortgage-backed securities, municipal obligations and equity securities. The investment policy of the Bank, which is approved by the Board of Directors and implemented by the Bank's Investment Committee as authorized by the Board, is designed primarily to generate acceptable yields for the Bank without compromising the Bank's business objectives or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Bank.

The accounting treatment of the Bank's securities is addressed in Note 1 of the Notes to the Financial Statements in the 1998 Annual Report to Stockholders. The following table sets forth the amortized cost (book value) and fair value of the Bank's securities portfolio at the dates indicated:



                                                           At December 31,
                                         1998                   1997                    1996

                                             Estimated               Estimated              Estimated
                                 Amortized     fair      Amortized     fair     Amortized     fair
(In thousands)                     cost        value       cost        value      cost        value
-------------------------------------------------------------------------------------------------------------------

Held-to-maturity, net:
Mortgage-backed securities:
  CMO                          $      664        665         2,665      2,632       2,737     2,626
Available-for-sale:
  U.S. Government and
    Agency Obligations             78,994     78,980        58,280     58,696      56,032    56,282
Mortgage-backed securities:
  GNMA                             39,864     39,771        17,927     18,051      10,727    10,836
  FHLMC                             2,453      2,487         6,198      6,224       9,361     9,418
  FNMA                              6,060      6,097        12,107     12,184      11,279    11,300
  CMO                                   -          -            28         28          72        70
Municipal obligations              12,855     13,002             -          -           -         -
Other debt securities                 199        199           380        384         679       675
  Total debt securities           140,425    140,536        94,920     95,567      88,150    88,581
Equity securities - FHLB stock      4,619      4,619           999        999         735       735
  Total securities
  available-for-sale            $ 145,044    145,155        95,919     96,566      88,885    89,316


The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 1998.


                                                             More Than One       More Than Five          More
                                     One Year or Less       Year to Five Years  Years to Ten Years   Than Ten Years         Total
                                         Weighted              Weighted             Weighted             Weighted           Weighted
                              Amortized  Average    Amortized  Average   Amortized  Average   Amortized  Average  Amortized Average
                              Cost       Yield      Cost       Yield     Cost       Yield      Cost      Yield     Cost     Yield
                              ----------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Available-for-sale:
Debt securities:
  US Government and
  Agency obligations        $13,491      5.57%     $ 8,408     5.99%    $57,095     6.10%    $     -        -%   $ 78,994   6.00%
Mortgage-backed securities:
  GNMA                            -         -            -        -           -        -      39,864     6.02      39,864   6.02
  FHLMC                         411      5.82          730     7.03           -        -       1,312     7.65       2,453   7.16
  FNMA                          536      7.60        3,313     5.50           -        -       2,211     5.83       6,060   5.80
Municipal obligations(1)          -         -        2,185     6.32      10,670     6.43           -        -      12,855   6.41
Other debt securities             -         -          199     8.44           -        -           -        -         199   8.44
Total debt securities        14,438      5.65       14,835     6.02      67,765     6.15      43,387     6.06     140,425   6.06
Equity securities:
  FHLB stock                  4,619      7.19            -        -           -        -           -        -       4,619   7.19
Total equity securities       4,619      7.19            -        -           -        -           -        -       4,619   7.19
Total debt and equity
  securities, available-
  for-sale                  $19,057      6.02%     $14,835     6.02%    $67,765    6.15%    $43,387      6.06%   $145,044   6.09%

Held-to-maturity:
Mortgage-backed securities:
CMO                         $     -         -%     $     -        -%    $     -       -%    $   664      6.21%   $   664    6.21
Total securities, held-to-
maturity and available-
-for-sale                   $19,057      6.02%     $14,835     6.02%    $67,765    6.15%    $44,051      6.06%   $145,708   6.09%

(1) Yields are presented on a fully-taxable equivalent basis.




Deposits

The Banks offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of checking, savings, NOW accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at preferential rates and also offers Individual Retirement Accounts and other qualified plan accounts. The Bank solicits deposit accounts from small businesses, professional firms, households, and governmental institutions located throughout its market area. The Bank does not use brokers to obtain deposits. All deposit accounts are insured under the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum limits permitted by law.

The following table shows the distribution of the Bank's average deposit accounts in each category of deposits presented for the periods indicated:

                                                                      For the Years Ended December 31,
                                                                    1998           1997           1996
                                                               -------------------------------------------
                                                                              (Dollars in thousands)
                                                       Average  Average      Average  Average      Average  Average
                                                       Balance  Rate Paid    Balance  Rate Paid    Balance  Rate Paid

     Non-interest bearing accounts                  $  25,811      -%      $  18,656     -%      $  15,029     -%
     Savings accounts                                   9,030   3.42           2,784  2.59           2,361  2.63
     NOW and money market deposits                     35,852   2.38          24,960  2.32          24,965  2.38
     Certificates issued in excess of $100,000         24,695   5.31          22,854  5.41          14,327  5.30
     Other time deposits                               81,046   6.05          76,428  6.12          54,965  6.03

     Total average deposits                         $ 176,434              $ 145,682             $ 111,647


At December 31, 1998, the Bank had outstanding approximately $19.0 million in certificates of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                               (In thousands)
     3 months or less                                          $    12,762
     Over three through six months                                     604
     Over six through 12 months                                      3,502
     Over 12 months                                                  2,130
        Total                                                  $    18,998

Borrowings

The Bank began utilizing borrowings to leverage the Bank's capital, optimize net interest income and supplement earnings. Borrowed funds at December 31, 1998 consisted of $24 million of convertible advances from the Federal Home Loan Bank of New York ("FHLB") secured by various callable U.S. agency securities and mortgage-backed securities. In addition to FHLB advances, at certain times the Bank will use sales of securities sold under agreements to repurchase as a lower cost alternative to its other sources of funds. The following table sets forth certain information regarding the Bank's borrowed funds for the years indicated:



                                                                   For the Years Ended December 31,
                                                                      1998           1997           1996
                                                              ---------------------------------------------
                                                                           (Dollars in thousands)
     FHLB Advances:
        Maximum amount outstanding at any month-end
        during the year                                          $   24,000     $        -       $       -
        Average balance outstanding                                  14,449              -               -
        Balance outstanding at end of year                           24,000              -               -
        Weighted average interest rate during the year                 5.36%             -%              -%
        Weighted average interest rate at the end of the year          5.04%             -%              -%

     Repurchase Agreements:
        Maximum amount outstanding at any month-end
        during the year                                          $   10,238     $   25,375       $   2,000
        Average balance outstanding                                     853         10,476             476
        Balance outstanding at end of year                                -              -               -
        Weighted average interest rate during the year                 5.46%          5.69%           5.46%
        Weighted average interest rate at the end of the year             -%             -%              -%

     Federal Funds Purchased:
        Maximum amount outstanding at any month-end
        during the year                                          $    5,000     $    7,400       $   4,300
        Average balance outstanding                                     545          2,438             555
        Balance outstanding at end of year                                -              -               -
        Weighted average interest rate during the year                 5.21%          5.78%           5.41%
        Weighted average interest rate at the end of the year             -%             -%              -%


Personnel

At December 31, 1998, the Bank employed 70 employees, two of which are part-time. No employees are covered by a collective bargaining agreement and the Bank believes its employee relations are excellent.

Federal and State Taxation

General. The Bank files federal income tax returns and New York State Bank Franchise Tax returns on a calendar year basis, using the accrual method of accounting.

Federal Income Taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale or exchange of portfolio instruments are generally treated as ordinary, rather than capital, gains and losses, and a "small bank" (ie., one with assets having a tax basis of no more than $500 million), such as the Bank, is permitted to calculate its deductions for bad debts under a reserve method that is based upon actual charge-offs for the current and preceding five years or a "grand-fathered" base year reserve, if larger. A bank maintaining a bad debt reserve may be subject to additional tax if it makes distributions to shareholders in excess of its current and accumulated earnings and profits, as calculated for federal income tax purposes, or in redemption of its stock or in partial or complete liquidation.

State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of 9% of the Bank's "entire net income" or certain alternative minimum taxes. Entire net income is similar to federal taxable income subject to certain modifications, including the fact that the Bank may calculate its deduction for additions to its bad debt reserve on the basis of a percentage of its taxable income. The Bank is also subject to the 17% Metropolitan Commuter Transportation District Surcharge on its New York Sate Franchise Tax. A bank maintaining such a bad debt reserve may be subject to additional New York tax if its makes certain distributions to its shareholders.

Regulation

As a registered Bank Holding Company, the Company is subject to examination and comprehensive regulation by the FRB, and the Bank is subject to examination and comprehensive regulation by the FDIC and the NYSBD. Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institution and test compliance with various regulatory requirements relating to: Consumer Protection, Fair Lending, the Community Reinvestment Act, sales of non-deposit investments, electronic data processing, and trust department activities.

Under FRB regulations, the Company may not, without providing prior notice to the FRB, purchase or redeem its own Common Stock if the gross consideration for the purchase or redemption, combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to ten percent or more of the Company's consolidated net worth. Additionally , FRB policy provides that dividends shall not be paid except out of current earnings and unless prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition.

The Bank is organized under the New York Banking Law ("Banking Law"), and its deposits are insured by the Bank Insurance Fund (the "BIF") of the FDIC to the extent permitted by law. As a New York bank, the Bank is subject to regular examination and supervision by the NYSBD. As a depository institution, the deposits of which are insured by the FDIC, the Bank also is subject to regulation and supervision by the FDIC. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations. The following discussion summarizes certain aspects of those laws and regulations that affect the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in the New York State legislature and before the various banking regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Bank are difficult to determine. A change in applicable law or regulation may have a material effect on the business of the Bank.

The Bank also is affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board. An important purpose of these policies is to curb inflation and manage economic growth through control of the supply of money and credit. The Federal Reserve Board uses its powers to regulate reserve requirements of both member and non-member banks, establish the discount rate on bank borrowings and to conduct open market operations in U.S. government securities so as to exercise control over the supply of money and credit. These policies may have a direct effect on the amount of the Bank's loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that federal policies could have a material effect on the Bank's earnings. The effect of such policies on the Bank's future earnings cannot be predicted, nor can be future policies of the Federal Reserve Board and other authorities, future changes in state and Federal laws and wage, price and other economic restraints of the Federal government or the effect of such changes on the earnings of the Bank be predicted.



ITEM 2.  PROPERTIES

The Bank  conducts  its  business  from its main  office  located at One Suffolk
Square, Islandia, New York, and five branch offices located in Babylon, Smithtown, Westbury, Jericho and Shirley, New York. The following table sets forth information relating to each of the Bank's offices at December 31, 1998.

                                                                                      Lease     Net
                                                                                   Expiration   Book Value
                                                                          Date      Including   at
Location                                                     Leased      Leased      Options    Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------
                                                                                                (In Thousands)
Main Office:
    One Suffolk Square, Islandia, LI, New York 11722         Leased       1987       2005      $        120

Branch Offices:
    400 West Main Street, Babylon, LI, New York 11702        Leased       1995       2000                36
    50 Route 111, Smithtown, LI, New York 11787              Leased       1997       2002                36
    900 Merchants Concourse, Westbury, LI, New York 11590    Leased       1997       2003                56
    390 North Broadway, Jericho, LI, New York 11753          Leased       1997       2008                65
    861 Montauk Highway, Shirley, LI, New York 11967         Leased       1998       2002                81
                                                                                                $       394



ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders on December 8, 1998, the following proposals were considered and voted upon:

1. The approval of a Plan of Acquisition dated as of September 15,1998 (the "Plan of Acquisition"), as a result of which: (i) the Bank will become a wholly-owned subsidiary of Long Island Financial Corp., a Delaware corporation; and (ii) all of the outstanding shares of the Bank's Common Stock will be converted, subject to dissenter's rights, on a one-for-one basis, into outstanding shares of the common stock of Long Island Financial Corp.

2.  The ratification of the Long Island Financial Corp. 1998 Stock Option Plan.

At such special meeting, the stockholders approved the proposals as follows:

                                                              Votes                              Broker
                                            Votes For         Against           Abstentions      Non-Votes
                                           ---------------------------------------------------------------
Plan of Acquisition                         1,323,502         13,504            16,019           ---

Long Island Financial Corp.
1998 Stock Option Plan                      1,185,713         148,292           19,020           ---







                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS


The above captioned information regarding the market for the Company's common equity and related stockholder matters appears in the 1998 Annual Report to Stockholders under the caption "Capital Stock" and is incorporated herein by this reference.


ITEM 6.  SELECTED FINANCIAL DATA

Information regarding selected financial data appears on page 2 and 3 of the 1998 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by this reference.

The Bank's dividend pay-out ratio for the years ended December 31, 1998, 1997 and 1996 were 50.00%, 29.81% and 25.42%, repectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 6 through 14 of the 1998 Annual Report to Stockholders under the caption "Management's Discussion And Analysis Of Financial Condition And Results of Operations" and is incorporated herein by this reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the 1998 Annual Report to Stockholders is incorporated herein by this reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the financial statements and the Independent Auditor's Report appears on pages 15 through 28 of the 1998 Annual Report to Stockholders and is incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999 under the caption "Election of Directors" is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of the Company. Officers are re-elected by the Board of Directors annually.

   Name                             Age    Position(s) Held With the Company

   Perry B. Duryea, Jr...............77    Chairman of the Board
   Roy M. Kern, Sr...................65    Vice Chairman of the Board
   Douglas C. Manditch...............51    President and Chief Executive Officer
   Thomas Buonaiuto..................33    Vice President and Treasurer
   Carmelo Vizzini...................53    Vice President and Secretary

Biographical Information

Positions held by a director or officer have been held for at least the past five years unless stated otherwise.

Perry B. Duryea, Jr. serves as Chairman of the Board of the Company and of the Bank; He is Chairman of Perry B. Duryea & Son, Inc., a seafood business located in Montauk, New York. Mr. Duryea was Speaker of the New York Assembly and also served as its Minority Leader.

Roy M. Kern, Sr. serves as Vice Chairman of the Board of the Company and of the Bank. He was formerly President of Bragg Medical Group, Inc., a firm which provides billing and financial services to the medical community and is located in Kings Park, New York.

Douglas C. Manditch is President and Chief Executive Officer of the Company and of the Bank. He joined Long Island Commercial Bank in 1987, then in formation.

Thomas Buonaiuto serves as the Vice President and Treasurer of the Company and Executive Vice President and Chief Financial Officer of the Bank. Mr. Buonaiuto's responsibilities include oversight of all areas of operations of the Bank excluding lending.

Carmelo Vizzini serves as the Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank. Mr. Vizzini's responsibilities include oversight of all areas of lending within the Bank, as well as loan operations and compliance with CRA.


ITEM 11.   EXECUTIVE COMPENSATION

The information contained on pages 6 through 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1999 under the captions "Executive Compensation" and "Directors Compensation" is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999 under the caption "Information with Respect to the Nominees, Continuing Directors and Executive Officers" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(A)      1.       FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Stockholders for the year ended December 31, 1998 and are incorporated by this reference:

o Balance Sheets at December 31, 1998 and 1997
o Statements of Earnings for the Years Ended  December  31,  1998, 1997 and 1996
o Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
o Statements of Cash Flows for the Years Ended December 31 ,1998,  1997 and 1996
o Notes to Financial  Statements
o Independent  Auditors'  Report

The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.


(A)      2.      FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(B) Reports on Form 8-K Filed During the Last Quarter of 1998.

The Company filed an 8-K on January 29, 1999 to report the exchange of the common stock of Long Island Financial Corp. for the common stock of Long Island Commercial Bank. Long Island Financial Corp. became the successor to Long Island Commercial Bank and Long Island Commercial Bank became a wholly-owned subsidiary of Long Island Financial Corp.

(C) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number

2.0 Plan of Acquisition between Long Island Financial Corp. and Long Island Commercial Bank dated as of September 15, 1998.*
3.1 Certificate of Incorporation of Long Island Financial Corp., dated September 10, 1998.*
3.2     By-Laws of Long Island Financial Corp., effective as of September 10,
        1998.*
10.0    Long Island Financial Corp. 1998 Stock Option Plan.*
11.0    Statement re  computation of per share earnings
13.0    1998 Annual Report to Stockholders
27.0    Financial Data Schedule
================
* Incorporated herein by reference in this document to the S-4 Registration Statement initially filed on September 22, 1998, Registration No. 333-63971

SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         LONG ISLAND FINANCIAL CORP.
                                                /S/ Douglas C. Manditch
                                        By:______________________________
                                                Douglas C. Manditch
                                        President and Chief Executive Officer

                                        Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

             /S/ Perry B. Duryeal, Jr.              /S/ Walter J. Mack, M.D.
          -------------------------------      ---------------------------------
               Perry B. Duryea, Jr.                   Walter J. Mack, M.D.
             Chairman of the Board                          Director

             /S/ Roy M. Kern, Sr.                   /S/ Douglas C. Manditch
          -------------------------------      ---------------------------------
                 Roy M. Kern, Sr.                     Douglas C. Manditch
           Vice Chairman of the Board               Director, President and
                                                    Chief Executive Officer

             /S/ Harvey Auerbach                    /S/ Werner S. Neuburger
         -------------------------------       ---------------------------------
                Harvey Auerbach                      Werner S. Neuburger
                Director                             Director

             /S/ John L. Ciarelli, Esq.             /S/ Thomas F. Roberts, III
         -------------------------------       ---------------------------------
                John L. Ciarelli, Esq.               Thomas F. Roberts, III
                Director                             Director


             /S/ Donald Del Duca                    /S/ Alfred Romito
         -------------------------------       ---------------------------------
                Donald Del Duca                      Alfred Romito
                Director                             Director

             /S/ Frank J. Esposito                  /S/ Sally Ann Slacke
         -------------------------------       ---------------------------------
                Frank J. Esposito                    Sally Ann Slacke
                Director                             Director

             /S/ Waldemar Fernandez                 /S/ John C. Tsunis, Esq.
         -------------------------------       ---------------------------------
                Waldemar Fernandez                   John C. Tsunis, Esq.
                Director                             Director

             /S/ Gordon A. Lenz                     /S/ Thomas Buonaiuto
         -------------------------------       ---------------------------------
                Gordon A. Lenz                       Thomas Buonaiuto
                Director                             Vice President & Treasurer

EXHIBIT 11.   COMPUTATION OF PER SHARE EARNINGS

                              Long Island Commercial Bank
                   Statement Re:  Computation of Per Share Earnings
                         (In thousands except per share amounts)

                                                                  Year Ended
                                                               December 31, 1998

Net
income..............................................................   $1,125

Weighted average common shares outstanding...........................  1,766,154

Basic and diluted earnings per common and common share equivalents..   $  .64


EXHIBIT 13.   ANNUAL REPORT

                             CAPITAL STOCK

     On January 28, 1999, Long Island Financial Corp. became the holding company of Long Island Commercial Bank and the common stock began trading on the Nasdaq Stock Market's National Market under the symbol "LICB". On January 14, 1998, the common stock of Long Island Commercial Bank began trading on the Nasdaq Stock Market's National Market under the symbol "LGCB". Prior to that, the common stock was traded infrequently on the over-the-counter market through the OTC Electronic Bulletin Board. The following table shows the high and low sales price of the common stock and the dividends declared during the period indicated. The common stock began trading on April 11, 1996.



                                                                              Dividends
                                     High                    Low            Declared (1)
--------------------------------------------------------------------------------------------
         1997
         1st Quarter                $ 12.25               $ 10.75              $    -
         2nd Quarter                $ 14.50               $ 13.00              $ 0.15
         3rd Quarter                $ 14.50               $ 13.75              $ 0.08
         4th Quarter                $ 18.00               $ 14.00              $ 0.08

         1998
         1st Quarter                $ 17.00               $ 15.88              $ 0.08
         2nd Quarter                $ 17.50               $ 15.50              $ 0.08
         3rd Quarter                $ 16.63               $ 12.00              $ 0.08
         4th Quarter                $ 13.63               $ 11.50              $ 0.08

(1) Dividends on the common stock were paid semi-annually. On September 24, 1997, the Board of Directors changed the Bank's dividend policy from semi-annual to a quarterly dividend.


At December 31, 1998, there were approximately 434 shareholders of record of the common stock.

                                                SELECTED FINANCIAL DATA


    The following table sets forth selected financial data for the last five years.



                                                               At or For the Years Ended December 31,

                                                 1998          1997           1996           1995        1994
                                                              (Dollars in thousands, except share data)
-------------------------------------------------------------------------------------------------------------------

Selected Operating Data:
   Interest income                             $  15,285    $  12,726     $   8,998      $   5,977     $  3,217
   Interest expense                                8,229        7,303         4,786          3,058        1,209
     Net interest income                           7,056        5,423         4,212          2,919        2,008
Provision for possible loan losses                   420          240           302            180          180
     Net interest income after provision for
     possible loan losses                          6,636        5,183         3,910          2,739        1,828
Other operating income                               918          378           364            338          296
Other operating expenses                           5,799        3,737         2,709          2,217        1,700
   Income before provision for
     income taxes                                  1,755        1,824         1,565            860          424
Provision for income taxes                           630          760           530            173           44
   Net income                                  $   1,125    $   1,064     $   1,035      $     687     $    380
   Basic and diluted earnings per share        $    0.64    $    1.04     $    1.18      $    1.14     $   0.63
-------------------------------------------------------------------------------------------------------------------





Selected Financial Condition Data:
  Total assets                                 $ 266,543    $ 211,956     $ 190,898      $ 102,507     $ 72,986
  Loans receivable, net                           94,144       78,759        62,660         38,843       23,091
  Securities held-to-maturity and
    available-for-sale (1)                       145,819       99,231        92,053        $43,060       24,263
  Cash and cash equivalents                       21,489       29,764        33,120         18,933       24,512
  Deposits                                       217,867      187,626       178,314         94,683       67,425
  Borrowed funds                                  24,000            -             -              -            -
  Stockholders' equity                            21,868       21,408         9,890          5,845        5,034
  Book value per share                         $   12.35    $   12.18     $   10.60      $    9.74     $   8.39
  Shares outstanding                           1,771,306    1,757,709       933,181        600,000      600,000

Performance Ratios:
  Return on average assets                          0.52 %       0.62 %        0.84 %         0.85 %       0.76 %
  Return on average equity                          5.18         9.36         12.00          12.99         7.82
  Average equity to average assets                 10.01         6.59          7.01           6.58         9.77
  Equity to total assets at end of year             8.20        10.10          5.18           5.70         6.90
  Average interest rate spread (2)                  2.53         2.51          2.79           2.92         3.44
  Net interest margin (3)                           3.49         3.29          3.60           3.84         4.34
  Average interest-earning assets to
    average interest-bearing liabilities          124.28       117.67        119.82         122.72       134.39
  Non-interest expense to average assets            2.67         2.17          2.20           2.76         3.41
  Efficiency ratio (4)                             72.72        64.42         59.20          68.07        73.78

Capital Ratios:
   Leverage capital                                 9.60 %      11.65 %        6.77 %         6.23 %       7.91 %
   Tier 1 risk-based capital                       17.62        20.43         11.32          11.40        16.05
   Total risk-based capital                        18.48        21.43         12.25          12.69        17.61

Asset Quality Ratios and Other Data:
   Total non-performing loans                  $     511    $     403     $     448      $     211     $    148
   Allowance for possible loan losses              1,071        1,026           780            633          489
   Non-performing loans as a percent of
     total loans (5) (6)                            0.54 %       0.51 %        0.71 %         0.53 %       0.63 %
   Non-performing assets as a percent of
     total assets (5)                               0.19         0.19          0.23           0.21         0.20
   Allowance for loan losses as a percent of:
     Non-performing loans (5)                     209.59       254.59        174.11         300.00       330.41
     Total loans (6)                                1.12         1.29          1.23           1.60         2.07
   Full service offices                                6            4             2              2            1


(1) In November, 1995, the Bank reclassified securities having a market value of $38.8 million from its held-to-maturity portfolio to its available-for-sale portfolio.
(2) The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percent of average interest-earning assets.
(4) The efficiency ratio represents the ratio for operating expenses divided by the sum of net interest income and non-interest income.
(5) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. It is the Bank's policy to generally cease accruing interest on all loans 90 days or more past due.
(6) Loans include loans receivable, net, before allowance for possible loan losses.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

General

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and security portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for possible loan losses and other operating income. The Bank's other operating expense principally consists of salaries and employee benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and action of regulatory authorities.

     During 1998, the Bank began originating residential real estate loans primarily in its market area of Nassau and Suffolk counties. Currently, the Bank sells residential real estate loans together with the servicing rights to these loans on a non-recourse basis to institutional investors. The Bank limits its exposure to interest rate fluctuations and credit risk on these loans by obtaining, at the point of origination, a commitment from an institutional investor to purchase that loan from the Bank. Furthermore, by selling the servicing rights to the loans, the Bank avoids the associated risks and expenses of managing and servicing a loan portfolio. Mortgage banking income is generated from the premiums received on the sale of loans and servicing rights, coupled with fees charged and interest earned during the period the Bank holds the loans for sale.

Management Strategy

     Since the Bank began operations in January, 1990, it has sought to expand its customer base and grow its balance sheet. The Bank has set in place an aggressive expansion plan which began in the second half of 1994, which the Bank intends to continue. The key components of this plan are to (i) expand the Bank's network of branch offices, (ii) originate commercial loans, (iii) develop strong customer relationships that generate multiple services for individual customer relationships and repeat business, (iv) add high quality employees and
(v) leverage capital with increased deposits from branch expansion and borrowed funds.

     At a special meeting on December 8, 1998, the stockholders of Long Island Commercial Bank approved a Plan of Acquisition dated as of September 15, 1998, as a result of which: (i) the Bank will become a wholly-owned subsidiary of Long Island Financial Corp., a Delaware corporation (the Company); and (ii) all of the outstanding shares of the Bank's Common Stock will be converted, subject to dissenter's rights, on a one-for-one basis, into outstanding shares of the common stock of Long Island Financial Corp. This transaction is hereinafter referred to as the "Reorganization". In addition, the stockholders ratified the Long Island Financial Corp. 1998 Stock Option Plan.

     The Reorganization will create a bank holding company structure which will provide greater operating flexibility by allowing the Company to conduct a broader range of business activities and permit the Board of Directors of the Company to determine whether to conduct such activities at the Bank or in separate subsidiaries of the Company. Finally, the reorganization will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities. The Company currently has no plan to engage in these activities.

     Subsequently, on January 28, 1999, all necessary required approvals and consents were obtained thereby consummating the Reorganization. Long Island Financial Corp. will now be subject to the financial reporting requirements of the Securities and Exchange Commission.

Management of Interest Rate Risk

     The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Board appoints the Investment Committee to review the Bank's interest rate risk position on a quarterly basis.

     Funds management is the process by which the Bank seeks to maximize the profit potential which is derived from the spread between the rates earned on interest-earning assets and the rates paid on interest-bearing liabilities through the management of various balance sheet components. It involves virtually every aspect of the Bank's management and decision-making process. Accordingly, the Bank's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements.

     At December 31, 1998, 75.9% of the Bank's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 6.5 years. At such date, $32.8 million, or 22.5%, of the Bank's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 4.2 years. At December 31, 1998, the Bank had $68.9 million of certificates of deposit with maturities of one year or less and $19.0 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 42.8% of the Bank's interest-bearing liabilities. Due to the Bank's level of shorter term certificates of deposit, the Bank's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Bank's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Bank's net interest rate spread, net interest income and net income.

     The Bank's interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in net interest income over the succeeding four quarter period and (ii) the potential change in the fair market value of equity of the Bank ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change of zero and plus or minus 200 basis points, in 100 basis point increments.

     At December 31, 1998, the effects of instantaneous and sustained interest rate changes on the Bank's net interest income and Net Economic Value of Equity are as follows:


                Change in
             Interest Rates             Potential Change in                Potential Change in
             in Basis Points            Net Interest Income           Net Economic Value of Equity
-------------------------------------------------------------------------------------------------------------------
                                    $ Change         % Change          $ Change          % Change
-------------------------------------------------------------------------------------------------------------------
                                              (Dollars in thousands)

                   200              $ 231            2.7 %            $ (5,623)          (24.0) %
                   100                137            1.6                (2,553)          (10.9)
                Static                  -              -                      -               -
                 (100)              (475)          (5.5)                  1,851             7.9
                 (200)              (909)         (10.5)                  3,325            14.2

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Bank's average balance sheets and its statements of earnings for the years ended December 31, 1998, 1997 and 1996, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.

                                                         Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                            1998                         1997                        1996
-------------------------------------------------------------------------------------------------------------------
                                                     Average                      Average                      Average
                                   Average           Yield /    Average           Yield /    Average           Yield /
                                   Balance Interest  Cost       Balance Interest  Cost       Balance Interest  Cost
-------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold and
      interest-earning deposits ..  $ 11,181 $    598  5.35%   $  3,194  $   168  5.26%      $  7,296  $  388  5.32%

Securities held-to-maturity and
      available-for-sale, net(5) .   101,296    6,571  6.49      94,509    6,407  6.78         60,470   4,098  6.78
   Municipal obligations (4) .....     7,757      497  6.41          --       --    --             --      --    --
   Loans receivable, net (1) .....    86,647    7,780  8.98      66,961    6,151  9.19         49,233   4,512  9.16
   Total interest-earning assets .   206,881   15,446  7.47     164,664   12,726  7.73        116,999   8,998  7.69%
Non-interest-earning assets ......    10,060                      7,919                         5,971
Total assets .....................  $216,941                   $172,583                      $122,970

Liabilities and Stockholders'
Equity Interest-bearing liabilities:
   Savings deposits                 $  9,030 $    309  3.42%   $  2,784   $   72  2.59%      $  2,361  $   62  2.63%
   NOW and money
      market deposits                 35,852      854  2.38      24,960      579  2.32         24,965     594  2.38
   Certificates of deposit           105,741    6,216  5.88      99,282    5,915  5.96         69,292   4,074  5.88
   Total interest-bearing deposits   150,623    7,379  4.90     127,026    6,566  5.17         96,618   4,730  4.90
   Borrowed funds                     15,847      850  5.36      12,914      737  5.71          1,031      56  5.43
Total interest-bearing liabilities   166,470    8,229  4.94     139,940    7,303  5.22         97,649   4,786  4.90
Other non-interest bearing
      liabilities                     28,754                     21,275                        16,703
Total liabilities                    195,224                    161,215                       114,352
Stockholders' Equity                  21,717                     11,368                         8,618
Total liabilities and
      stockholders' equity          $216,941                   $172,583                      $122,970

Net interest income / interest
rate spread (2)                              $  7,217  2.53%             $ 5,423  2.51%                $4,212   2.79%
Net interest margin (3)                                3.49%                      3.29%                         3.60%
Ratio of interest-earning assets to
interest-bearing liabilities                           124.28%                    117.67%                       119.82%


(1) Amount is net of deferred loan fees and allowance for possible loan losses and includes non-performing loans.
(2) Net interest rate spread represents the
    difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
(4) Interest income and yields are presented on a fully-taxable equivalent basis using the Federal Statutory income tax rate of 34%.
(5) Securities   held-to-maturity   and available-for-sale, net exclude
    municipal obligations.




     The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to
(i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior volume) and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to separately reflect the changes due to the volume and the changes due to rate:

                                                   Year Ended                         Year Ended
                                                December 31, 1998                  December 31, 1997
                                                   Compared to                        Compared to
                                                   Year Ended                         Year Ended
                                                December 31, 1997                  December 31, 1996

                                           Increase/(Decrease) Due to         Increase/(Decrease) Due to
-------------------------------------------------------------------------------------------------------------------
                                          Volume      Rate        Net        Volume        Rate      Net
-------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest
    earning deposits                   $    426    $     4      $  430      $  (216)      $  (4)  $  (220)
Securities held-to-maturity and
    available for sale, net (2)             448      (284)         164         2,308           1     2,309
Municipal obligations                       497          -         497             -           -         -
Loans receivable, net (1)                 1,770      (141)       1,629         1,628          11     1,639
    Total interest-earning assets         3,141      (421)       2,720         3,720           8     3,728

Interest-Bearing Liabilities:
Deposits:
   Savings deposits                         208         29         237            11         (1)        10
   NOW and money market deposits            259         16         275            -         (15)      (15)
   Certificates of deposit                  381       (80)         301         1,786          55     1,841
   Total deposits                           848       (35)         813         1,797          39     1,836
Borrowed funds                              159       (46)         113           678           3       681
    Total interest-bearing liabilities $  1,007    $  (81)      $  926      $  2,475      $   42  $  2,517

(1) Amount is net of deferred  loan fees and  allowance for possible loan losses
    and  includes   non-performing   loans.
(2) Securities   held-to-maturity  and available-for-sale, net exclude
    municipal obligations.

Comparison of Financial Condition at December 31, 1998 and 1997

     Total assets increased by $54.5 million, or 25.8%, from $212.0 million at December 31, 1997 to $266.5 million at December 31, 1998. The increase in assets is primarily attributable to a $48.6 million, or 50.3%, increase in debt and equity securities available for sale, which at December 31, 1997 were $96.6 million compared to $145.2 million at December 31, 1998. In addition, loans receivable, net increased $15.4 million, or 19.5%, to $94.1 million at December 31, 1998. The decline in cash and due from banks of $8.3 million reflects the timing of seasonal municipal deposits and investment of those deposits in short term debt and equity securities prior to the year end. At December 31, 1998 and 1997, seasonal municipal deposits amounted to $44.8 million and $33.0 million, respectively.

     Total deposits increased $30.3 million, or 16.1%, from $187.6 million at December 31, 1997 to $217.9 million at December 31, 1998, primarily reflected in an increase in NOW and money market deposits. The increase in NOW and money market deposits of $16.8 million, or 30.5%, from $54.9 million at December 31, 1997 to $71.7 million at December 31, 1998 is attributable to the increase in seasonal municipal deposits at December 31, 1998. In addition, demand deposits increased $10.1 million, or 37.9%, from $26.5 million at December 31, 1997 to $36.6 million at December 31, 1998. This increase is attributable to the Bank's branch expansion in 1998. Savings deposits also increased by $9.5 million, or 321.8%, from $3.0 million at December 31, 1997 to $12.5 million at December 31, 1998. This reflects the introduction of new savings deposit products in 1998. Offsetting these increases in lower cost deposits was a decrease in both time certificates issued in excess of $100,000 and other time deposits. Time certificates issued in excess of $100,000 were $19.0 million at December 31, 1998, a decrease of $3.4 million, or 15.3%, from the prior year. Other time deposits decreased $2.7 million, or 3.3%, to $78.1 million at December 31, 1998.

     Stockholders' equity was $21.9 million at December 31, 1998 compared to $21.4 million at December 31, 1997. Net income amounted to $1.1 million for the year ended December 31, 1998, and the net unrealized gain on the Bank's available-for-sale securities portfolio, net of taxes, as required by SFAS No. 115, decreased by $314,000.

Comparison of Operating Results for the Year Ended December 31, 1998 and 1997

General
    Net income for the year ended December 31, 1998 increased by $61,000, or 5.7%, from $1,064,000 for the year ended December 31, 1997 to $1,125,000 for 1998. The increase was primarily due to an increase in net interest income after the provision for possible loan losses of $1,453,000, or 28.0%, and other operating income of $540,000, or 142.9%, which was offset by a $2,062,000, or 55.2% increase in other operating expenses.


Interest Income
     Total interest income increased $2.7 million, or 21.3%, to $15.4 million for the year ended December 31, 1998, from $12.7 million for the corresponding period in 1997. The increase was primarily the result of an increase in the average balance of interest-earning assets of 25.6%, from $164.7 million during the year ended December 31, 1997, to $206.9 million during the year ended
December 31, 1998. The average balance of securities held-to-maturity and available-for- sale, net (exclusive of municipal obligations), increased by $6.8 million, or 7.2%, to $101.3 million in the 1998 period, from $94.5 million in the 1997 period, reflecting management's decision to resume leveraging the balance sheet to increase the earnings of the Bank. The average balance of loans receivable, net increased by $19.6 million, or 29.3%, to $86.6 million in the 1998 period from $67.0 million in the 1997 period. The average yield on interest earning assets decreased 26 basis points, reflecting a 21 basis point decrease in the average yield on loans receivable, and a 29 basis point decrease in the average yield on securities held-to-maturity and available-for-sale, net (exclusive of municipal obligations). The decrease in the average yield on interest-earning assets is, in part, reflective of the Federal Reserve Bank's three interest rate cuts in 1998 totaling 75 basis points. The Bank began purchasing municipal securities in the second quarter of 1998, because the taxable equivalent yields on these securities were attractive. For the 1998 period, the average balance of municipal securities was $7.8 million with a taxable equivalent yield of 6.41%.

Interest Expense
     Total interest expense increased $926,000, or 12.7%, for the year ended December 31, 1998, to $8.2 million compared to $7.3 million for the year ended December 31, 1997. The increase reflects both an increase in the average balance of interest bearing liabilities of $26.5 million, or 19.0%, and a decrease in the average rate paid on interest bearing liabilities of 28 basis points. Although the average balance of borrowed funds increased $2.9 million, or 22.7%, from 1997 to 1998, the average rate paid on borrowed funds decreased 35 basis points to 5.36%. This method of funding has been used in conjunction with the Bank's leveraging of the balance sheet. The average balance of savings deposits has increased by $6.2 million, or 224.4%, along with an increase in the average rate paid of 83 basis points, reflecting the introduction of tiered savings products in 1998. These products, while increasing the cost of traditional savings products, remain significantly below the cost of time deposit funding, which also require more maintenance in the branches. The increase in the average balance of NOW and money market deposits of $10.9 million, or 43.6%, reflects the Bank's increased sales emphasis within the expanded branch network. The cost of these deposits increased slightly from 2.32% in 1997 to 2.38% in 1998. The increase in the average balance of certificates of deposits of $6.5 million, or 6.5%, from 1997 to 1998, reflects the Bank's branch expansion. The average cost of certificates of deposits decreased slightly from 1998 to 1997 by 8 basis points.


Net Interest Income
    Net interest income for the year ended December 31, 1998 was $7.2 million (on a taxable equivalent basis) compared to $5.4 million for the year ended December 31, 1997. This increase resulted from an overall increase of 25.6% in the average balance of interest-earning assets from $164.7 million during the year ended December 31, 1997, to $206.9 million during the year ended December 31, 1998. Despite the interest rate decreases by the Federal Reserve Bank in 1998 totaling 75 basis points, the Bank's average interest rate spread on a tax equivalent basis remained relatively unchanged from 2.51% for the 1997 period to 2.53% for the 1998 period.


Provision for Possible Loan Losses
    The Bank's provision for possible loan losses increased by $180,000, or 75.0%, from $240,000 for the year ended December 31, 1997 to $420,000 for the year ended December 31, 1998. Management of the Bank assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, commercial, construction or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses.

Other Operating Income
    Other operating income increased by $540,000, or 142.9%, to $918,000 for the year ended December 31, 1998, compared to $378,000 for the year ended December 31, 1997. The increase is primarily attributable to the establishment of the Bank's residential mortgage department in May 1998 and fee income associated with the origination and sale of residential mortgages which amounted to $274,000 for the year ended December 31, 1998. In addition, service charges on deposit accounts increased by $156,000, or 59.8 %, reflecting the growth in the Bank's depositor base and an overall increase in the Bank's fee schedule.


Other Operating Expense
    Other operating expense increased $2.1 million, or 55.2%, to $5.8 million for the year ended December 31, 1998, compared to $3.7 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in salaries and benefits expense of $1.0 million, or 56.6%, from $1.8 million in 1997 to $2.8 million in 1998, reflecting a substantial increase in staff in connection with both the Bank's branch expansion, establishment of the residential mortgage department and continued internal growth. The number of full time equivalent employees increased from 43 at December 31, 1997 to 69 at December 31, 1998. The branch expansion also contributed significantly to the growth in expenses in the other categories of other operating expenses. Although, on a year to year comparison, the number of full service offices increased from 4 at December 31, 1997 to 6 at December 31, 1998, the Westbury office did not open until November 1997, whereby the expense effect had minimal impact on other operating expense in 1997.


Income Taxes
    Total income tax expense was $630,000 for the year ended December 31, 1998 compared to $760,000 for the same period in 1997, a decrease of $130,000, or 17.1%. The decrease is attributable to a decrease in income before provision for income taxes of $69,000, or 3.8%, combined with approximately $12.9 million of tax exempt municipal obligations purchased in 1998.



Comparison of Operating Results for the Year Ended December 31, 1997 and 1996

General
    Net income for the year ended December 31, 1997 increased by $29,000, or 2.8%, from $1,035,000 for the year ended December 31, 1996 to $1,064,000 for the same period in 1997. The increase was primarily due to an increase in net interest income of $1,211,000, or 28.8%, which was partially offset by a $1,028,000, or 37.9% increase in other operating expenses.

Interest Income
    Total interest income increased $3.7 million, or 41.1%, to $12.7 million for the year ended December 31, 1997, from $9.0 million for the corresponding period in 1996. The increase was primarily the result of an increase in the average balance of interest-earning assets of 40.8%, from $117.0 million during the year ended December 31, 1996, to $164.7 million during the year ended December 31, 1997. The average balance of securities held-to-maturity and available-for-sale, net increased by $34.0 million, or 56.2%, to $94.5 million in the 1997 period, from $60.5 million in the 1996 period, reflecting management's decision to leverage the balance sheet to increase the earnings of the Bank. The average balance of loans receivable, net increased by $17.8 million, or 36.2%, to $67.0 million in the 1997 period from $49.2 million in the 1996 period. While the average yield on interest-earning assets increased 4 basis points, it reflects a 3 basis point increase in the average yield on loans receivable, a 6 basis point decrease in the average yield on federal funds sold and interest-earning deposits, and an unchanged yield on securities held-to-maturity and available-for-sale, net.

Interest Expense
    Total interest expense increased $2.5 million, or 52.1%, for the year ended December 31, 1997, to $7.3 million compared to $4.8 million for the year ended December 31, 1996. This increase reflects both an increase in the average balance of certificates of deposit to $99.3 million in the 1997 period, from $69.3 million in the 1996 period, a $30.0 million increase, or 43.3%, and an increase in the average balance of borrowed funds to $12.9 million in 1997, from $1.0 million in 1996, a $11.9 million increase. The increase in borrowed funds in the 1997 period reflects management's decision to leverage the balance sheet to increase the earnings of the Bank, and the increase in time certificates reflects the Bank's certificate of deposit campaigns. The increase in interest expense also reflects an increase in the rates paid on certificates of deposit and borrowed funds of 8 basis points and 28 basis points, respectively.

Net Interest Income
    Net interest income for the year ended December 31, 1997 was $5.4 million compared to $4.2 million for the year ended December 31, 1996. This increase resulted from an overall increase of 40.8% in the average balance of interest-earning assets from $117.0 million during the year ended December 31, 1996, to $164.7 million during the year ended December 31, 1997. The increase was partially offset by a 28 basis point decrease in the average interest rate spread to 2.51% for the 1997 period from 2.79% for the 1996 period. The spread decline reflects a 32 basis point increase in the average cost of interest-bearing liabilities which occurred when the average yield on interest-earning assets increased by 4 basis points from period to period.

Provision for Possible Loan Losses
    The Bank's provision for possible loan losses decreased by $62,000, or 20.5%, from $302,000 for the year ended December 31, 1996 to $240,000 for the year ended December 31, 1997. The provision for possible loan losses for the year ended December 31, 1997 reflects management's qualitative assessment of the loan portfolio. The decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. At December 31, 1997 and 1996, the allowance for the loan losses as a percent of total loans was 1.29% and 1.23%, respectively.

Other Operating Income
    Other operating income was $378,000 for the year ended December 31, 1997, compared to $364,000 for the year ended December 31, 1996, an increase of $14,000, or 3.8%. The increase was attributable to an increase in service charges on deposit accounts due to the Bank's overall deposit growth, despite a decrease in fees associated with construction loans.

Other Operating Expense
    Other operating expense increased $1.0 million, or 37.0%, to $3.7 million for the year ended December 31, 1997, compared to $2.7 million for the year ended December 31, 1996. This increase was primarily attributable to an increase in salaries and benefits expense of $518,000, or 40.0%, from $1.3 million in 1996 to $1.8 million in 1997, reflecting a substantial increase in staff in connection with both the Bank's branch expansion and continued internal growth. The number of full time equivalent employees increased from 31 at December 31, 1996 to 43 at December 31, 1997. The branch expansion also contributed significantly to the growth in expenses in the other categories of other operating expense.

Income Taxes
    Total income tax expense was $760,000 for the year ended December 31, 1997 compared to $530,000 for the same period in 1996, an increase of $230,000, or 43.4%. The increase is related to the growth in pre-tax income combined with the elimination in 1996 of the Bank's valuation allowance for its deferred tax asset.

Liquidity
    Liquidity management for the Bank requires that funds be available to pay all deposit withdrawal and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. Over a very short time frame, for most banks, including the Bank, maturing assets provide only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

    The primary investing activities of the Bank are the purchase of securities available-for-sale and held-to-maturity and the originations of loans. During the years ended December 31, 1998 and 1997, the Bank's purchases of securities were all classified available-for-sale and totaled $274.1 million and $78.1 million, respectively. Loan originations and principal repayments on loans, net totaled $14.4 million and $16.5 million, for the years ended December 31, 1998 and 1997, respectively. These activities were funded primarily by deposit growth, principal repayments on loans, proceeds from stock offerings, borrowings and principal repayments on securities.

    The Bank maintains levels of liquidity that it considers adequate to meet its current needs. The Bank's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Bank can arrange for the sale of loans and liquidate available-for-sale securities and access its lines of credit, totaling $3.5 million, with unaffiliated financial institutions which enables it to borrow federal funds on an unsecured basis. In addition, the Bank has available lines of credit with the Federal Home Loan Bank of New York ("FHLB") equal to 6.5% of the Bank's assets, which enables it to borrow funds on a secured basis. In addition, the Bank could engage in other borrowings, including FHLB advances and reverse repurchase agreements on a secured basis. At December 31, 1998 such borrowings amounted to $24.0 million. There were no Bank borrowings at December 31, 1997.

    Management of the Bank has set minimum liquidity level of 10% as a target. The Bank's average liquid assets (cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Bank during the year ended December 31, 1998 was 17.0%. The Bank's strategic plan is to build its core business by generating and maintaining banking relationships with small and medium-sized privately owned businesses, professional firms and high net worth individuals within its market area.


Year 2000
    The Bank has initiated a program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Bank's computer systems and software applications for the year 2000. As of December 31, 1998, phases one and two of the FFIEC guidelines have been completed on schedule. The Bank uses purchased software products for all of its internal transaction processing applications; therefore, no significant internal programming is necessary to prepare these systems to handle transactions in the year 2000. The majority of the Bank's efforts in preparation for year 2000 processing relate to testing purchased and outsourced processing systems, as well as updating databases.

    The Bank's primary application, which handles processing of loans, deposits, and general ledger, has been certified as year 2000 compliant by the vendor. As of December 31, 1998, the Bank has completed extensive testing of all critical internal applications and the test results have not indicated any year 2000 related issues. As part of our ongoing efforts to assess and minimize potential risks associated with the year 2000, management has completed an evaluation of its customer base and is presently initiating contact with such customers to discuss the status of their year 2000 readiness.

    In addition, management will have completed and tested by June 30, 1999, a business resumption plan which considers the potential impact of disruptions in all critical and non-critical applications from within and from third-party business partners and infrastructure providers, despite the Bank having completed reasonable testing and certification of its internal computer systems.

    Monitoring and managing the year 2000 project results in additional direct and indirect costs to the Bank. Direct costs include potential charges by third-party software vendors for product enhancements and costs involved in testing software products for the year 2000 compliance. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and the development of the business resumption plan. The Bank does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the year 2000 issue will be charged to earnings as incurred.

Capital Resources
    See Note 9 to Notes to Financial Statements.


Impact of Inflation and Changing Prices
    The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards
    See Note 13 to Notes to Financial Statements.



                                                  BALANCE SHEETS


(In thousands, except share data)                                       December 31,

                                                                   1998             1997
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                        $  13,170        $  10,588
Interest earning deposits                                            269              276
Federal funds sold                                                 8,050           18,900
              Total cash and cash equivalents                     21,489           29,764

Securities held-to-maturity, net
    (estimated fair value of $665 and $2,632, respectively)          664            2,665
Securities available-for-sale                                    145,155           96,566
Loans receivable, net                                             94,144           78,759
Premises and equipment, net                                        1,975            1,139
Accrued interest receivable                                        1,614            1,650
Prepaid expenses and other assets                                  1,502            1,413
              Total assets                                    $  266,543          211,956

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                           $   36,605           26,543
    Savings deposits                                              12,476            2,958
    NOW and money market deposits                                 71,689           54,949
    Time certificates issued in excess of $100,000                18,998           22,420
    Other time deposits                                           78,099           80,756
              Total deposits                                     217,867          187,626

Borrowed funds                                                    24,000                -
Accrued expenses and other liabilities                             2,808            2,922
              Total liabilities                               $  244,675        $ 190,548

Stockholders' equity:
    Common stock (par value $3 per share,  authorized
    3,000,000 shares,  issued
      and outstanding 1,771,306
      and 1,757,709 shares, respectively)                     $    5,314        $   5,274
    Surplus                                                       14,830           14,656
    Accumulated surplus                                            1,659            1,099
    Accumulated other comprehensive income:
      Net unrealized appreciation in available-for-sale
      securities, net of tax                                          65              379
              Total stockholders' equity                          21,868           21,408
              Total liabilities and stockholders' equity      $  266,543        $ 211,956

                                              STATEMENTS OF EARNINGS

                                                                    For the years
(In thousands, except share data)                                 ended December 31,

                                                           1998         1997         1996
-------------------------------------------------------------------------------------------------------------------

Interest income:
    Interest earning deposits ....................   $       20     $        10   $        4
    Federal funds sold ...........................          578             158          384
    Securities ...................................        6,907           6,407        4,098
    Interest and fees on loans ...................        7,780           6,151        4,512
              Total interest income ..............       15,285          12,726        8,998

Interest expense:
    Savings deposits .............................          309              72           62
    NOW and money market deposits ................          854             579          594
    Time certificates issued in excess of $100,000        1,310           1,234          759
    Other time deposits ..........................        4,906           4,681        3,315
    Borrowed funds ...............................          850             737           56

              Total interest expense .............        8,229           7,303        4,786

              Net interest income ................        7,056           5,423        4,212

Provision for possible loan losses ...............          420             240          302
              Net interest income after provision
                for possible loan losses .........        6,636           5,183        3,910

Other operating income:
    Service charges on deposit accounts ..........          417             261          185
    Net gain on sale of securities ...............           13               2            6
    Mortgage banking operations ..................          274              --           --
    Other ........................................          214             115          173
              Total other operating income .......          918             378          364

Other operating expenses:
    Salaries and employee benefits ...............        2,838           1,812        1,294
    Occupancy expense ............................          456             281          194
    Premises and equipment expense ...............          524             301          246
    Other ........................................        1,981           1,343          975
              Total other operating expenses .....        5,799           3,737        2,709

Income before provision for income taxes .........        1,755           1,824        1,565

Provision for income taxes .......................          630             760          530

              Net income .........................   $    1,125           1,064        1,035

              Basic and diluted earnings per share   $      .64            1.04         1.18

    Weighted average shares outstanding ..........   $1,766,154      $1,024,532     $877,238

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three years ended December 31, 1998

                                                                                           Accumulated
                                            Common                       Accumulated          other
                                             stock                        surplus/        comprehensive
(In thousands, except share data)        $3 par value      Surplus        (deficit)          income        Total
-------------------------------------------------------------------------------------------------------------------

   Balance at December 31, 1995            $ 1,800         $ 4,161       $ (363)             $ 247        $ 5,845

Comprehensive income:
   Net income for the year                       -               -         1,035                 -          1,035
   Other comprehensive income,
    net of tax:
      Unrealized appreciation in
      available for sale securities,
      net of reclassification adjustment(1)      -               -             -                 5              5
Comprehensive income                             -               -             -                 -          1,040

Stock offering,
   issued 329,700 shares                       989           2,259             -                 -          3,248

Dividend reinvestment and stock
   purchase plan, issued 3,481 shares           11              26             -                 -             37

Dividends declared on common
   stock ($.30 per common share)                 -               -         (280)                 -          (280)
-------------------------------------------------------------------------------------------------------------------

   Balance at December 31, 1996            $ 2,800         $ 6,446         $ 392             $ 252        $ 9,890

 Comprehensive income:
   Net income for the year                       -               -         1,064                 -          1,064
   Other comprehensive income,
    net of tax:
      Unrealized appreciation in
      available for sale securities,
      net of reclassification adjustment(1)      -               -             -               127            127
Comprehensive income                             -               -             -                 -          1,191

Stock offering,
   issued 807,018 shares                     2,421           8,035             -                 -         10,456

Dividend reinvestment and stock
   purchase plan, issued 17,510 shares          53             175             -                 -            228

Dividends declared on common
   stock ($.31 per common share)                 -               -         (357)                 -          (357)
-------------------------------------------------------------------------------------------------------------------

   Balance at December 31, 1997            $ 5,274        $ 14,656       $ 1,099             $ 379       $ 21,408

Comprehensive income:
   Net income for the year                       -               -         1,125                 -          1,125
   Other comprehensive income,
    net of tax:
      Unrealized depreciation in
      available for sale securities,
      net of reclassification adjustment(1)      -               -             -             (314)          (314)
Comprehensive income                             -               -             -                 -            811

Dividend reinvestment and stock
   purchase plan, issued 13,597 shares          40             174             -                 -            214

Dividends declared on common
   stock ($.32 per common share)                 -               -         (565)                 -          (565)
-------------------------------------------------------------------------------------------------------------------

   Balance at December 31, 1998            $ 5,314        $ 14,830       $ 1,659              $ 65       $ 21,868
===================================================================================================================

                                                      December 31, 1998     December 31, 1997     December 31, 1996
(1) Disclosure of reclassification amount:
    Comprehensive income items, net of tax
    Unrealized (loss) gain in available for sale
    securities, arising during the period             $ (322)               $  128                $ 9
    Less: Reclassification adjustment for gains
    included in income                                $     8               $    1                $ 4
-------------------------------------------------------------------------------------------------------------------
      Net unrealized (depreciation) appreciation      $ (314)               $  127                $ 5

                                             STATEMENTS OF CASH FLOWS

                                                                           For the years
(In thousands)                                                           ended December 31,

                                                              1998           1997           1996
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                            $   1,125          1,064       $  1,035
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for possible loan losses                        420            240            302
     Depreciation and amortization                             406            222            188
     Amortization of premiums, net
       of discount accretion                                   176            132           (26)
     Gain on sale of securities                               (13)            (2)            (6)
     Loans originated for sale,
       net of proceeds from sales and gains                (1,486)              -              -
     Net deferred loan origination fees                        104            158              8
     Deferred income taxes                                     118           (62)          (367)
     Changes in asset and liability accounts:
       Accrued interest receivable                              36           362)          (631)
       Prepaid expenses and other assets                      (89)          (294)          (723)
       Accrued expenses and other liabilities                 (10)            200          1,082
       Net cash provided by operating activities               787          1,296            862

Cash flows from investing activities:
     Purchases of securities available-for-sale           (274,109)      (78,122)       (83,503)
     Proceeds from the sale of securities
       available-for-sale                                    4,773          4,185          2,041
     Proceeds from maturities of securities                199,350         57,621         27,150
     Principal repayments on securities                     22,699          9,224          5,299
     Loan originations net of principal
       repayments                                         (14,423)        16,497)       (24,118)
     Purchase of premises and equipment                    (1,242)          (703)          (230)
       Net cash used in investing activities              (62,952)       (24,292)       (73,361)

Cash flows from financing activities:
     Net increase (decrease) in demand deposit,
       savings, NOW, and
       money market accounts                                36,320        (5,993)         43,658
     Net (decrease) increase in certificates of deposit    (6,079)         15,305         39,973
     Net increase in borrowed funds                         24,000              -              -
     Payments for cash dividends                             (565)          (356)          (230)
Proceeds from stock offering, net                                -         10,456          3,248
     Proceeds from shares issued under the
       dividend reinvestment and stock purchase plan           214            228             37
       Net cash provided by financing activities            53,890         19,640         86,686

       Net (decrease) increase in cash
         and cash equivalents                              (8,275)        (3,356)         14,187

Cash and cash equivalents at beginning of year              29,764         33,120         18,933
Cash and cash equivalents at end of year                 $  21,489       $ 29,764      $  33,120




                                                                   For the years
(In thousands)                                                   ended December 31,
                                                           1998         1997       1996
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the period for:
   Interest                                              $ 8,085      $ 6,578     $ 3,952

   Income taxes                                          $   744          786     $ 1,025




                         Notes to Financial Statements
                         December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies
    The following is a description of the Bank's significant accounting and reporting policies:

(a) Basis of Financial Presentation
    The accounting and reporting policies of Long Island Commercial Bank (the "Bank") conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years amounts to conform to the current year presentation.

    The Bank provides a full range of banking services to individuals and corporate customers through its offices in Suffolk and Nassau Counties and is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

(b) Cash and Cash Equivalents
    For purposes of reporting cash flows, cash and cash equivalents include cash, Federal funds sold and other short-term investments, all of which have initial maturities of less than ninety days.

(c) Securities
    The Bank follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Bank is required to report debt (including mortgage-backed) and equity securities in one of the following categories: (i) "held-to-maturity" (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost; (ii) "trading" (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available-for-sale" (all other debt, readily marketable equity and mortgage-backed securities) which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as accumulated other comprehensive income, a separate component of stockholders' equity. Under SFAS No. 115, at the time of new securities purchases, a determination is made as to the appropriate classification.

    Premiums and discounts on debt and mortgage-backed securities are amortized to expense and accreted to income using a method which approximates the level-yield method over the remaining period to contract maturity, adjusted for anticipated prepayments. Gains and losses on the sales of securities are recognized on realization.

(d) Loans Receivable, Net
    Loans are carried at the principal amount outstanding net of unearned income and fees. Residential real estate loans held-for-sale are carried at the aggregate lower of cost or market value as determined by outstanding commitments from investors. Interest on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when, in management's judgment, collection of principal or interest is uncertain or payments of principal or interest become contractually ninety days past due. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and income is recognized subsequently only in the period collected. Any accrued but uncollected interest previously recorded on such loans is reversed against interest income of the current period.

    In accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," the Bank measures and records all impaired loans, as defined in SFAS No. 114, based upon the lower of costs or fair value of the underlying collateral minus estimated selling cost, if liquidation of the collateral is expected in order to collect the loan. Restructured loans, as defined in SFAS No. 114, are measured and recorded at the present value of the expected future cash flows discounted at the loan's original effective interest rate.

    Loan origination fees, less certain direct origination costs, are deferred and recognized as an adjustment of the loan's yield over the life of the loan by the interest method, which results in a constant rate of return.

    The determination of the amount of the allowance for possible loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

(e) Premises and Equipment, Net
    Premises and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or terms of the related lease, whichever is shorter.

(f) Income Taxes
    Provisions for income taxes are based upon results reported for financial statement purposes.

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is provided to reduce the deferred tax asset if it is "more likely than not" that all or some portion of the deferred tax asset will not be realized.

(g) Earnings Per Share
    Pursuant to SFAS No. 128,  "Earnings  Per Share",  basic  earnings per share
(EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

(2) Securities

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the securities held-to-maturity and available-for-sale at December 31, 1998 and 1997 are as follows:


                                                             December 31, 1998

                                                        Gross         Gross        Estimated
                                        Amortized     unrealized    unrealized       fair
(In thousands)                            cost          gains         losses         value
-------------------------------------------------------------------------------------------------------------------
Held-to-maturity, net:
Mortgage-backed securities:
  CMO                                 $     664       $   1        $    -        $    665
Available-for-sale:
  U.S. Government and
    Agency Obligations                   78,994         277         (291)          78,980
Mortgage-backed securities:
  GNMA                                   39,864          79         (172)          39,771
  FHLMC                                   2,453          38           (4)           2,487
  FNMA                                    6,060          50          (13)           6,097
Municipal obligations                    12,855         171          (24)          13,002
Other debt securities                       199           -             -             199
  Total debt securities                 140,425         615         (504)         140,536
Equity securities - FHLB stock            4,619           -             -           4,619
  Total securities
  available-for-sale                $   145,044         615         (504)         145,155



                                                     December 31, 1997

                                                  Gross        Gross      Estimated
                                  Amortized     unrealized   unrealized      fair
(In thousands)                    cost           gains        losses        value
-------------------------------------------------------------------------------------------------------------------
Held-to-maturity, net:
Mortgage-backed securities:
  CMO                            $  2,665     $   -         $ (33)        $ 2,632
Available-for-sale:
  U.S. Government and
    Agency Obligations           $ 58,280       417            (1)         58,696
Mortgage-backed securities:
  GNMA                             17,927       157           (33)         18,051
  FHLMC                             6,198        58           (32)          6,224
  FNMA                             12,107       106           (29)         12,184
  CMO                                  28         -              -             28
Other debt securities                 380         4              -            384
  Total debt securities            94,920       742           (95)         95,567
Equity securities - FHLB stock        999         -              -            999
  Total securities
  available-for-sale             $ 95,919     $ 742         $ (95)        $96,566

=============================================================================

    In connection with the Bank's ability to borrow from the Federal Home Loan Bank of New York ("FHLB"), the Bank is required to purchase shares of FHLB non-marketable equity securities at par.

    The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  December 31, 1998

                                   Held-to-Maturity, net        Available-for-Sale
-------------------------------------------------------------------------------------------------------------------
                                         Estimated                   Estimated
                                    Amortized   fair            Amortized    fair
(In thousands)                      cost        value           cost         value
-------------------------------------------------------------------------------------------------------------------
Due in one year or less             $   -       $   -           $ 14,439     $ 14,511
Due after one year through
  five years                            -           -             14,835       14,896
Due after five years through
  ten years                             -           -             67,765       67,806
Due after ten years                   664         665             43,386       43,323

                                    $ 664       $ 665           $140,425     $140,536



    Proceeds from the sale of securities available-for-sale totaled approximately $4.8 million, $4.2 million, and $2.0 million during the years ended December 31, 1998, 1997 and 1996, respectively. Net gains from the sale of these securities totaled approximately $13,000, $2,000, and $6,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

    At December 31, 1998 and 1997, securities classified as available-for-sale of approximately $129.0 million and $83.2 million, respectively, were pledged for various purposes as required by law.

(3) Loans Receivable, Net

    Loans receivable, net are summarized as follows:


                                                    December 31,

(dollars in thousands)                         1998              1997
-------------------------------------------------------------------------------------------------------------------
Commercial and
  industrial loans                     $  30,853   32.1%    $  30,909   38.0%
Commercial real estate loans              53,990   56.2        31,254   38.4
Automobile loans                           8,262    8.6        17,524   21.5
Consumer loans                             1,396    1.5         1,726    2.1
Residential real estate
  loan held-for-sale                       1,486    1.6             -      -
                                          95,987   100.0%    $ 81,413   100.0%
Less:
  Unearned income                      $     362             $  1,322
  Deferred fees, net                         410                  306
  Allowance for
    possible loan losses                   1,071                1,026
                                       $  94,144             $ 78,759



    The Bank grants commercial and industrial loans as well as commercial mortgages and consumer loans in Nassau and Suffolk County, New York. A portion of the Bank's loan portfolio is concentrated in commercial loans and business revolving lines of credit which are secured or partially secured by accounts receivable, inventory and other assets. These loans comprise approximately 32.1% and 38.0% of the portfolio at December 31, 1998 and 1997, respectively. The Bank's commercial loan borrowers are generally small local businesses whose cash flow and ability to service debt are susceptible to changes in economic conditions. Accordingly, the deterioration of local economic conditions could increase the credit risk associated with this segment of the portfolio.

    The Bank maintained a program of making non-recourse loans to a local auto leasing company. The Bank received an assignment of each individual lease and a collateral interest in each automobile. This program, which had further diversified the loan portfolio, was curtailed by the auto leasing company effective in January 1997. These loans comprise approximately 8.6% and 21.5% of the portfolio at December 31, 1998 and 1997, respectively.

    At December 31, 1998, there were 20 loans with a remaining balance of approximately $511,000 on which the accrual of interest had been discontinued. Interest income for the year ended December 31, 1998 would have been higher by approximately $52,000 had there been no loans on non-accrual status. At December 31, 1997, there were 10 loans with a remaining balance of approximately $395,000 on which the accrual of interest had been discontinued. Interest income for the year ended December 31, 1997 would have been higher by approximately $37,000 had there been no loans on non-accrual status. At December 31, 1996, there were 11 loans with a remaining balance of approximately $405,000 on which the accrual of interest had been discontinued. Interest income for 1996 would have been higher by approximately $19,000 had there been no loans on non-accrual status.

    At December 31, 1998, 1997 and 1996, loans aggregating approximately $1,175,000, $47,000 and $91,000, respectively, had been restructured to allow for concessions on original loan terms. At December 31, 1998 and 1997, there were no restructured loans guaranteed by the U.S. Small Business Administration. At December 31, 1996, approximately $31,000 of restructured loans were guaranteed by the U.S. Small Business Administration. Interest on all restructured loans remains current under the extended terms. The impact of such restructuring on the Bank's interest income for years ended December 31, 1998, 1997 and 1996 is not material.

    At December 31, 1998, and 1997, the Bank did not have any loans considered impaired pursuant to SFAS No. 114.

    Loans to related parties include loans to directors of the Bank and their related companies. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. The following analysis shows the activity of related party loans:

                              For the year ended December 31,

(In thousands)                      1998          1997
----------------------------------------------------------------
Balance at beginning of year      $   236      $   905
New loan and
  additional disbursements          2,142           99
Repayments                          (193)        (768)
Balance at end of year            $ 2,185      $   236



(4) Allowance for Possible Loan Losses

    An analysis of the changes in the allowance for possible loan losses account is as follows:


                                                        For the year ended December 31,

(In thousands)                          1998        1997       1996
-------------------------------------------------------------------------
    ..............................
Balance at beginning of year .....   $ 1,026      $   780     $  633
Provision for possible loan losses       420          240        302
Charge-offs:
  Commercial and industrial loans       (203)        (23)      (209)
  Automobile loans ...............       (58)        (75)         --
  Consumer loans .................      (145)        (21)       (35)
    Total charge-offs ............      (406)       (119)      (244)
Recoveries:
  Commercial and industrial loans          1          125         89
  Automobile loans ...............        15           --         --
  Consumer loans .................        15           --         --
    Total recoveries .............        31          125         89
Net (charge-offs) recoveries .....      (375)           6       (155)
Balance at end of year ...........   $ 1,071      $ 1,026     $  780

(5) Premises and Equipment

    A summary of premises and equipment at cost, less accumulated depreciation and amortization are as follows:

                                         December 31

(In thousands)                       1998          1997
-------------------------------------------------------------
Leasehold improvements             $   703       $   452
Furniture, fixtures
  and equipment                      2,566         1,575
                                     3,269         2,027
Less accumulated depreciation
  and amortization                   1,294           888
                                   $ 1,975       $ 1,139


     Depreciation and amortization charged to operations for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $406,000, $222,000 and $188,000, respectively.

(6) Deposits

    Included in NOW and money market deposits, at December 31, 1998 and 1997, were approximately $44.8 million and $33.0 million, respectively, of seasonal municipal deposits.

(7) Borrowed funds

    The Bank enters into sales of securities under agreements to repurchase (reverse-repurchase agreements). These are fixed coupon agreements which are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset account. During the period of the agreement, the securities are delivered to either a third-party, or directly to the broker, who holds the collateral until maturity. There were no outstanding reverse-repurchase agreements at December 31, 1998 and 1997.

    Reverse-repurchase agreements averaged approximately $.9 million, $10.5 million and $.5 million, respectively, for the years ended December 31, 1998, 1997 and 1996. The maximum amount outstanding at the end of any month was $10.2 million, $25.3 million and $2.0 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

    There were no federal funds purchased at December 31, 1998 and 1997. Federal funds purchased averaged approximately $.5 million, $2.4 million and $.6 million, respectively, for the years ended December 31, 1998, 1997 and 1996. The maximum amount outstanding at the end of any month was $5.0 million, $7.4 million and $4.3 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

    The Bank has available lines of credit with the FHLB which enable it to borrow funds on a secured basis.

    At December 31, 1998, the Bank's borrowings consisted of $14.0 million and $10.0 million of convertible advances from the FHLB. These 10 year advances, bear interest at 5.49% and 4.24% respectively, and have contractual maturity dates of February 19, and October 8, 2008, respectively. The convertible feature of these advances allow the FHLB, as of February 19, 2003 and October 8, 2000, respectively, and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities.

(8) Income Taxes

    Income tax expenses are summarized as follows:


For the year ended December 31,

(In thousands)               1998       1997        1996
----------------------------------------------------------------
Current
  Federal                  $ 369      $  625     $  678
  State                      143         197        219
                             512         822        897
Deferred
  Federal                     90        (45)      (271)
  State                       28        (17)       (96)
                             118        (62)      (367)
Income tax expense         $ 630      $  760     $  530

    The effective income tax rates for the years ended December 31, 1998, 1997 and 1996 were 36%, 42% and 34%, respectively. The reconciliation between the statutory Federal income tax rate and the effective tax rate is as follows:

                                      For the year ended December 31,

                                         1998      1997      1996
----------------------------------------------------------------------
Tax on income at statutory rate          34 %      34 %      34 %
Tax effects of:
    State income tax, net of federal
     income tax benefit                   7         7         6
    Reduction in deferred tax asset
  valuation allowance                     -         -        (10)
    Tax exempt income                    (6)        -         -
    Other, net                            1         1         4
Tax at effective rate                    36 %      42 %      34 %



    The Bank is required to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that some or all of the net deferred tax asset will not be realized. As a result of its operating history, the Bank had established a valuation allowance which approximated unrealized potential future tax benefits due to operating loss carryforwards and net deductible temporary differences. Based upon the Bank's current level of taxable income, the valuation allowance was eliminated in the latter half of 1996.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                             December 31,
(In thousands)                           1998           1997
---------------------------------------------------------------------
  Deferred tax assets:
    Allowance for loan losses          $ 335           $ 351
    Accrued expenses                     149             248
    Other                                  2               5
     Gross deferred tax assets           486             604

  Deferred tax liabilities:
    Tax effect of unrealized
     appreciation in
     available-for-sale securities      (46)           (268)
     Gross deferred tax liabilities     (46)           (268)

     Net deferred tax asset            $ 440           $ 336

(9) Regulatory Matters

    The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 1998, the most recent notification from the federal banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

    The following tables set forth the Bank's regulatory capital at December 31, 1998 and 1997, under the rules applicable at such date. At such dates, management believes that the Bank meets all capital adequacy requirements to which it is subject.

                                               December 31, 1998

                                         Actual       Regulatory   Minimum
(Dollars in thousands)             Amount     Ratio   Amount       Ratio
-----------------------------------------------------------------------------
Tier 1 Capital
  (to Average Adjusted Assets)   $  21,803    9.60%   $  9,080     4.00%
Tier 1 Capital
  (to Risk Weighted Assets)      $  21,803   17.62%      4,951     4.00%
Total Risk Based Capital
  (to Risk Weighted Assets)      $  22,874   18.48%   $  9,901     8.00%

                                             December 31, 1997

                                        Actual         Regulatory  Minimum
(Dollars in thousands)            Amount     Ratio     Amount      Ratio
------------------------------------------------------------------------------
Tier 1 Capital
  (to Average Adjusted Assets)  $  21,029   11.65%    $  7,220     4.00%
Tier 1 Capital
  (to Risk Weighted Assets)     $  21,029   20.43%       4,116     4.00%
Total Risk Based Capital
  (to Risk Weighted Assets)     $  22,055   21.43%    $  8,232     8.00%


(10) Lease Commitments

    The Bank has obligations under a number of non-cancellable leases on properties used for banking purposes. Rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $416,000, $255,000 and
$181,000, respectively. Minimum annual rentals, exclusive of taxes and other charges, under operating leases are summarized as follows:


          (In thousands)               Minimum rentals
----------------------------------------------------------
      Years ending December 31,
                1999                   $  499
                2000                      504
                2001                      464
                2002                      421
                2003                      394
             Thereafter                   992
                Total                  $3,274



(11) Disclosures About Fair Value of Financial Instruments

    SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

                                             December 31,1998               December 31, 1997

                                        Carrying      Estimated          Carrying      Estimated
(In thousands)                            Value       Fair Value           Value       Fair Value
-----------------------------------------------------------------------------------------------------
Cash and due from banks               $  13,170     $  13,170           $  10,588      $  10,588
Interest earning deposits                   269           269                 276            276
Federal funds sold                        8,050         8,050              18,900         18,900
Securities held-to-maturity *               664           665               2,665          2,632
Securities available-for-sale *         145,155       145,155              96,566         96,566
Loans receivable, net of
   unearned income
  and deferred fees                      95,215        95,843              79,785         79,569

Deposits:
  Demand, savings, NOW and
    money market deposits             $ 120,770     $ 120,770           $  84,450      $  84,450

  Time certificates and
    other time deposits                  97,097        97,781             103,176        103,441

Borrowings                            $  24,000     $  24,079           $       -      $       -

*See Note 2 for more detailed information regarding fair values by type of security.

Cash and Due from Banks, Federal Funds Sold, and Securities:
    The carrying amounts for cash and due from banks approximate fair value as they mature in 90 days or less and do not present unanticipated credit concerns. Interest earning deposits are subject to rate changes at any time and therefore are considered to be carried at their estimated fair value. The fair values of federal funds sold, held-to-maturity securities and available-for-sale securities are estimated based on bid quotations received from securities dealers or from prices obtained from firms specializing in providing securities pricing services.

Loans Receivable:
    The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risks. For potential problem loans, which include non-performing loans, the present value result is separately discounted consistent with management's assumptions in evaluating the adequacy of the allowance for loan losses.

Deposits:
    All deposits, except certificates of deposit, are subject to rate changes at any time, and therefore are considered to be carried at estimated fair value. The fair value of certificates of deposit was estimated by computing the present value of contractual future cash flows for each certificate. The present value rate utilized was the rate offered by the Bank at the date of estimation on certificates with an initial maturity equal to the remaining term to maturity of the existing certificates.

Borrowings:
    The  estimated  fair  values  of  borrowings  are  valued  using   estimated
discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments:
    The fair value of commitments is estimated using the fees charged at the date of estimation to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

    The commitments existing at December 31, 1998 and 1997 would be offered at substantially the same rates and under substantially the same terms that would be offered by the Bank at December 31, 1998 and 1997 to the counter parties, therefore, the carrying value of existing commitments is considered to be equivalent to the estimated fair value.

Limitations:
    SFAS No. 107 requires disclosures of the estimated fair value of financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument nor the resultant tax ramifications or transaction costs. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets of the Bank that are not considered financial assets include premises and equipment and deferred tax assets. In addition, the tax ramifications related to the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

(12) Other Commitments and Contingent Liabilities

(A) Off-Balance Sheet Risks
    The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. Such financial instruments are reflected in the Bank's financial statements when and if proceeds associated with the commitments are disbursed.

    The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and unused lines of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.



                                              Contract or notional amounts
(In thousands)                           December 31, 1998      December 31, 1997
-------------------------------------------------------------------------------------
  Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit              $ 14,020            $ 12,380
   Unused lines of credit                      10,204               9,721
   Standby letters of credit                      349                 512

                                             $ 24,573            $ 22,613



    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

    At December 31, 1998, the Bank had outstanding commitments to purchase $10 million of mortgage-backed securities at a rate of 7.00%, settling in January 1999.
    In December 1998, the bank entered into a convertible advance borrowing agreement with the FHLB in the amount of $15 million for settlement on January 21, 1999. This advance bears interest at rate of 4.59% and has a contractual maturity date of January 21, 2009. The convertible feature of this advance allows the FHLB as of January 21, 2002 and quarterly thereafter, to convert this advance into replacement funding for the same or lesser principal amount based on an advance then offered by the FHLB, at then current market rates.

(b) Other Matters
    The Bank is required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. During the years ended December 31, 1998, 1997 and 1996, these balances averaged $3.0 million, $3.6 million and $2.6 million, respectively.

    The Bank is subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material effect on the Bank's financial statements.

(13) Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130. "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Bank has adopted the provisions of SFAS No. 130 during the first quarter of 1998 and as such was required to (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from surplus and accumulated surplus in the equity section in its balance sheet and (c) reclassify prior periods presented.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Bank and in condensed financial statements of interim periods issued to stockholders. SFAS No. 131 also requires that enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. SFAS No. 131 is effective for the fiscal years beginning after December 15, 1997 but does not have to be applied to interim financial statements in the initial year of application. In adopting SFAS No. 131, the Bank determined that it had only one operating segment.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are not considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior periods presented. The Bank does not currently offer the benefits disclosable under SFAS No. 132.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management is still assessing the impact of SFAS No. 133 on its financial condition and results of operations.

    In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No, 134"). SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank believes the implementation of SFAS No. 134 will not have a material impact on the Bank's financial condition or results of operations.

(14) Stock Offering

    On February 29, 1996, the Bank closed its secondary private-placement stock offering, issuing 329,700 shares of common stock at a price of $10 per share. Net proceeds from the offering were $3,248,452.

    On November 25, 1997, the Bank completed a public offering of additional common stock, issuing an aggregate of 807,018 shares at a price of $14.25 per share resulting in net proceeds of approximately $10,456,000.

(15) 401(K) Plan

    On January 1, 1996, the Bank adopted a 401(k) Profit Sharing Plan ("401(k) Plan") for all qualified employees. The terms of the 401(k) Plan provide for employee contributions on a pre-tax basis up to the maximum dollar limit set by law in a taxable year. A discretionary matching contribution will be determined each year by the Bank. During 1998, 1997 and 1996, the Bank's matching contribution was, $59,533, $23,133 and $7,592, respectively.

(16) Dividend Reinvestment and Stock Purchase Plan

    At its Board of Directors meeting held on December 22, 1995, the Board of Directors of the Bank adopted the Long Island Commercial Bank Dividend Reinvestment and Stock Purchase Plan ("Plan"). The Plan provides shareholders of Common Stock with a means of automatically reinvesting cash dividends in Shares of Common Stock. The Plan also provides certain investors with a systematic and convenient method to purchase Shares of Common Stock through optional cash payments. Since the Bank's Common Stock is currently listed on the NASDAQ National Market, the purchase price on each Investment Date will be equal to the average price of all Shares of Common Stock purchased on the Investment Date by the Plan Administrator on behalf of the Plan, including the cost of brokerage commissions, if any.

(17) REORGANIZATION (UNAUDITED)

      At a special meeting on December 8, 1998, the stockholders approved a reorganization whereby the Bank would become a wholly-owned subsidiary of a newly formed holding company, Long Island Financial Corp. (the "Company"), and Bank common stock outstanding would be exchanged for Company common stock. The stockholders also ratified the Long Island Financial Corp. 1998 Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the granting of options to purchase 175,000 shares of common stock of the Company. All officers and other employees of the Company and directors who are not also serving as employees of the Company are eligible to receive awards under the Stock Option Plan. Options under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Common Stock at an exercise price equal to the fair market value on the date of grant. On January 28, 1999, the reorganization was consummated, and 113,750 options were granted at an exercise price of $12.50. Of the options granted, 110,250 are exercisable immediately with the remainder vesting over a 5 year period.

18) Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter end for the years ended December 31, 1998 and 1997:

                                               1998                                             1997

                                1st         2nd          3rd          4th         1st         2nd        3rd          4th
                              Quarter     Quarter      Quarter      Quarter     Quarter     Quarter    Quarter      Quarter
                                                             (In thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income              $ 3,835     $ 3,911      $ 3,696      $ 3,843     $ 2,921     $ 3,215     $3,182     $ 3,408
Interest expense               2,066       2,148        1,961        2,054       1,648       1,868      1,881       1,906
Net interest income            1,769       1,763        1,735        1,789       1,273       1,347      1,301       1,502
Provision for
  possible loan losses            90          90          120          120          60          60         60          60
Net interest income
  after provision for
  possible loan losses         1,679       1,673        1,615        1,669       1,213       1,287      1,241       1,442
Other operating income           112         183          246          377          81          90         93         114
Other operating expenses       1,187       1,370        1,518        1,724         835         905        975       1,022
Income before provision for
  income taxes                   604         486          343          322         459         472        359         534
Provision for income taxes       242         190          108           90         189         196        149         226
Net income                   $   362     $   296      $   235      $   232     $   270     $   276     $  210      $  308
Basic and diluted
  earnings per share         $  0.21     $  0.17      $  0.13      $  0.13     $  0.29     $  0.29     $ 0.22      $ 0.24
Weighted average
  shares outstanding         1,760,432   1,764,571    1,768,166    1,771,306   935,976     938,277     947,114     1,273,899

Independent Auditors' Report




To The Stockholders And Board of Directors of Long Island Commercial Bank:


    We have audited the accompanying balance sheets of Long Island Commercial Bank (the "Bank") as of December 31, 1998 and 1997, and the related statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




    /s/ KPMG LLP


    Melville, New York

    January 22, 1999