Form 10-Q
period 1999-03-31
LONG ISLAND FINANCIAL CORP
filed 1999-05-18
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
   [X]              the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999
                                       OR
   [ ]          Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission File No.: 0-29826

                           LONG ISLAND FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   11-3453684
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   One Suffolk Square, Islandia, New York                   11722
  ---------------------------------------                ---------
  (Address of Principal Executive Offices)               (Zip Code)

                                (516) 348-0888
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; Yes ( x ) No ( ).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 1,776,326 shares of Common Stock outstanding as of May 7, 1999.

                                   Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                         Page
PART I - CONSOLIDATED FINANCIAL INFORMATION                              Number

ITEM 1.     Consolidated Financial Statements - Unaudited
   Consolidated Balance Sheets at March 31, 1999
       and December 31, 1998                                               2
   Consolidated Statements of Earnings for the Three Months Ended
       March 31, 1999 and 1998                                             3
   Consolidated Statement of Changes in Stockholders' Equity
       for the Three Months Ended March 31, 1999                           4
   Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1999 and 1998                                       5-6
   Notes to Unaudited Consolidated Financial Statements                    7-9

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10-18

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk      18-19

PART II  - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                            20
ITEM 2.       Changes in Securities                                        20
ITEM 3.       Defaults Upon Senior Securities                              20
ITEM 4.       Submission of Matters to a Vote of Security Holders          20
ITEM 5.       Other Information                                            20
ITEM 6.       Exhibits and Reports on Form 8-K                             20

              Signatures                                                   21

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward- looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
--------------------------------------------------------------------------------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - Unaudited

                                        LONG ISLAND FINANCIAL CORP.
                                        Consolidated Balance Sheets
                                                (Unaudited)
                                     (In thousands, except share data)

                                                                              March 31,      December 31,
                                                                                1999            1998
                                                                              --------       ------------
Assets:
Cash and due from banks.................................................  $       6,262        13,170
Interest earning deposits...............................................            222           269
Federal funds sold......................................................         10,800         8,050
                                                                                 ------        ------
              Total cash and cash equivalents...........................         17,284        21,489

Securities held-to-maturity, net
 (estimated fair value of $576 and $665, respectively)..................            574           664
Securities available-for-sale...........................................        143,457       145,155
Loans receivable, net...................................................         97,828        94,144
Premises and equipment, net.............................................          2,206         1,975
Accrued interest receivable.............................................          2,183         1,614
Prepaid expenses and other assets.......................................          7,314         1,502
                                                                                -------       -------
              Total assets..............................................  $     270,846       266,543
                                                                                =======       =======
Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits.....................................................  $      30,461        36,605
    Savings deposits....................................................         21,545        12,476
    NOW and money market deposits.......................................         47,224        71,689
    Time certificates issued in excess of $100,000......................         29,168        18,998
    Other time deposits.................................................         79,046        78,099
                                                                                -------       -------
              Total deposits............................................  $     207,444       217,867
                                                                                =======       =======

Borrowed funds..........................................................         39,000        24,000
Accrued expenses and other liabilities    ..............................          2,972         2,808
                                                                                -------       -------
              Total liabilities.........................................        249,416       244,675
                                                                                =======       =======
Stockholders' equity:
    Common stock (par value $.01 per share, authorized
      10,000,000 shares, issued and outstanding
      1,776,326 and 1,771,306 shares, respectively).....................             18            18
    Surplus   ..........................................................         20,185        20,126
    Accumulated surplus.................................................          1,746         1,659
    Accumulated other comprehensive income:
      Net unrealized (depreciation) appreciation in available-for-
      sale securities, net of tax.......................................           (519)           65
                                                                                --------      -------
              Total stockholders' equity................................         21,430        21,868
                                                                                --------       -------
              Total liabilities and stockholders' equity................  $     270,846       266,543
                                                                                ========      ========

See accompanying notes to unaudited consolidated financial statements.

                                           LONG ISLAND FINANCIAL CORP.
                                        Consolidated Statements of Earnings
                                                    (Unaudited)
                                         (In thousands, except share data)

                                                                            For the Three Months
                                                                                Ended March 31,
                                                                            ---------------------
                                                                              1999         1998
                                                                            --------     --------
         Interest income:
              Interest earning deposits                              $           2            4
              Federal funds sold                                               138           99
              Securities                                                     2,348        1,910
              Interest and fees on loans                                     2,063        1,822
                                                                             -----        -----
                  Total interest income                                      4,551        3,835
                                                                             -----        -----
         Interest expense:
              Savings deposits                                                 131           22
              NOW and money market deposits                                    325          228
              Time certificates issued in excess of $100,000                   342          454
              Other time deposits                                            1,134        1,247
              Borrowed funds                                                   442          115
                                                                             -----        -----
                  Total interest expense                                     2,374        2,066
                                                                             -----        -----
                  Net interest income                                        2,177        1,769

         Provision for possible loan losses                                    150           90
                                                                             -----        -----
                  Net interest income after provision
                  for possible loan losses                                   2,027        1,679

         Other operating income:
              Service charges on deposit accounts                              143           77
              Mortgage banking operations                                      143            -
              Other                                                             31           35
                                                                             -----        -----
                  Total other operating income                                 317          112

         Other operating expenses:
              Salaries and employee benefits                                   939          573
              Occupancy expense                                                135           85
              Premises and equipment expense                                   174          109
              Other                                                            574          420
                                                                             -----        -----
                  Total other operating expenses                             1,822        1,187
                                                                             -----        -----
                  Income before provision for income taxes                     522          604

         Provision for income taxes                                            190          242
                                                                             -----        -----
                  Net income                                         $         332          362
                                                                             -----        -----
                  Basic and diluted earnings per share               $        0.19         0.21
                                                                             =====        =====
         Weighted average shares outstanding                                 1,775,991    1,760,432
                                                                             ---------    ---------
See accompanying notes to unaudited consolidated financial statements.


                                              LONG ISLAND FINANCIAL CORP.
                               Consolidated Statement of Changes in Stockholders' Equity
                                       For the Three Months Ended March 31, 1999
                                                      (Unaudited)
                                           (In thousands, except share data)


                                                                                            Accumulated
                                                                                               other
                                              Common                     Accumulated        comprehensive
                                              stock        Surplus         surplus             income       Total
                                             ------------------------------------------------------------------------
Balance at December 31, 1998             $      18         20,126            1,659               65           21,868

Dividend reinvestment and stock
 purchase plan, issued 5,020 shares              -             59                -                -               59

Dividends declared on common
 stock ($.08 per common share)                   -              -             (142)               -            (142)

Corporate reorganization costs                                                (103)               -            (103)

Comprehensive income: (1)
   Net income for the period                     -              -              332                -              332
    Other comprehensive income,
     net of tax:
     Unrealized depreciation in available-
       for-sale securities, net of
       reclassification adjustment (2)           -              -                -            (584)            (584)
                                            ------        -------           ------          -------          -------
   Total comprehensive income (loss)                                                                           (252)

Balance at March 31, 1999                $      18         20,185            1,746            (519)           21,430
                                            ------        -------           ------          -------          -------

(1)    The Company's comprehensive income for the three months ended March 31, 1998 was $299,000.
(2)    Disclosure of reclassification amount:
                                                                                   March 31, 1999
       Comprehensive income items, net of tax                                    ------------------
       Unrealized (loss) in available-for-sale securities,                              (584)
         arising during the period
       Less: Reclassification adjustment for gains included in income                     -
                                                                                   --------------
       Net unrealized depreciation                                                      (584)



See accompanying notes to unaudited consolidated financial statements.


                                              LONG ISLAND FINANCIAL CORP.
                                          Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                     (In thousands)


                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                               ---------------------
                                                                               1999            1998
                                                                               ----            ----
Cash flows from operating activities:
       Net income                                                         $     332           362
       Adjustments to reconcile net income to net cash (used in)
             provided by operating activities:
                 Provision for possible loan losses                             150            90
                 Depreciation and amortization                                  138            76
                 Amortization of premiums, net
                     of discount accretion                                      (46)           68
                 Proceeds and gains from sales of loans held-for-
                     sale, net of originations                                1,103             -
                 Net deferred loan origination fees                              54            33
                 Deferred income taxes                                          (35)           30
                 Changes in asset and liability accounts:
                     Accrued interest receivable                               (569)          (33)
                     Accrued expenses and other liabilities                     210           681
                     Prepaid expenses and other assets                       (5,408)         (179)
                 Net cash (used in) provided by                              -------        ------
                     operating activities                                    (4,071)        1,128
                                                                             -------        ------
       Cash flows from investing activities:
             Purchases of securities available-for-sale                    (113,068)     (103,126)
             Proceeds from maturities of securities                         108,695        88,500
             Principal repayments on securities                               5,208         3,549
             Loan originations and principal
                 repayments on loans, net                                    (4,991)       (2,456)
             Purchase of premises and equipment                                (369)         (295)
                                                                             -------      --------
                 Net cash used in investing activities                       (4,525)      (13,828)
                                                                             -------      --------
       Cash flows from financing activities:
             Net decrease in demand deposit
                 accounts,  NOW accounts, money
                 market and savings accounts                                (21,540)      (34,791)
             Net increase in certificates of deposit                         11,117        18,466
             Payments for cash dividends                                       (142)         (140)
             Net increase in borrowings                                      15,000        14,000
             Proceeds from shares issued under the
                 dividend reinvestment plan                                      59            44
             Corporate reorganization costs                                    (103)            -
             Net cash provided by (used in)                                 --------     --------
                 financing activities                                         4,391       (2,421)
                                                                            --------     --------
             Net decrease in cash and cash equivalents                      (4,205)      (15,121)

       Cash and cash equivalents at beginning of period                      21,489        29,764
                                                                            -------      --------
       Cash and cash equivalents at end of period                         $  17,284        14,643
                                                                            =======      ========

                                     5

(Continued)

                                              LONG ISLAND FINANCIAL CORP.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                     (In thousands)



                                                                  For the Three Months
                                                                   Ended March 31,
                                                                 ---------------------
                                                                    1999        1998
                                                                 ---------     -------
        Supplemental disclosure of cash flow information

        Cash paid during the period for:
              Interest                                        $     2,212       1,649
                                                                    =====       =====
              Income taxes                                    $         -          29
                                                                    =====       =====



        See accompanying notes to unaudited consolidated financial statements.


                            LONG ISLAND FINANCIAL CORP.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiary, Long Island Commercial Bank (the "Bank"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31,1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

2.       REORGANIZATION

At a special meeting on December 8, 1998, the stockholders of Long Island Commercial Bank approved a Plan of Acquisition dated as of September 15, 1998, which subsequently became effective January 28, 1999, and as a result of which:
(i) the Bank became a wholly-owned subsidiary of Long Island Financial Corp., a Delaware corporation; and (ii) all of the outstanding shares of the Bank's common stock were converted, subject to dissenter's rights, on a one-for-one basis, into outstanding shares of the common stock of Long Island Financial Corp. No stockholders asserted dissenter's rights. This transaction is hereinafter referred to as the "Reorganization".

The Reorganization created a bank holding company structure which provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities in the Bank or in separate subsidiaries of the Company. Finally, the reorganization will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities. Costs to effect the Reorganization amounting to $103,000 were charged against accumulated surplus.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

4.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale
as  of  the  dates   indicated:

                                                                    March 31, 1999           December 31, 1998
                                                               ----------------------------------------------------
                                                                              Estimated                   Estimated
                                                               Amortized        fair        Amortized       fair
                                                                 cost           value         cost          value
                                                               -----------------------------------------------------
                                                                                  (In thousands)
      Held-to-maturity, net:
      Mortgage-backed securities:
         CMO                                               $        574           576           664             665
                                                                 ======        ======        ======          ======
      Available-for-sale:
      U.S. Government and Agency Obligations               $     73,073        72,246        78,994          78,980
      Mortgage-backed securities:
         GNMA                                                    46,847        46,658        39,864          39,771
         FHLMC                                                    1,903         1,934         2,453           2,487
         FNMA                                                     4,866         4,881         6,060           6,097
      Municipal obligations                                      12,854        12,936        12,855          13,002
      Other debt securities                                         183           183           199             199
                                                                -------       -------       -------         -------
      Total debt securities                                     139,726       138,838       140,425         140,536

      Equity securities - FHLB stock                              4,619         4,619         4,619           4,619
                                                                -------       -------       -------         -------
                  Total securities available-for-sale      $    144,345       143,457       145,044         145,155
                                                                =======       =======       =======         =======

5.       LOANS RECEIVABLE, NET

Loans receivable, net consist of the following as of the dates indicated:

                                                              March 31, 1999               December 31, 1998
                                                            --------------------------------------------------
                                                                             (Dollars in thousands)

         Commercial and industrial loans               $    30,103     30.2  %         $   30,853      32.1  %
         Commercial real estate loans                       62,375     62.6                53,990      56.2
         Automobile loans                                    5,546      5.6                 8,262       8.6
         Consumer loans                                      1,229      1.2                 1,396       1.5
         Residential real estate loans held-for-sale           383       .4                 1,486       1.6
                                                            ------    -----                ------     -----
                                                            99,636    100.0  %             95,987     100.0  %
         Less:
           Unearned income                             $       232                            362
           Deferred fees, net                                  464                            410
           Allowance for possible loan losses                1,112                          1,071
                                                            ------                         ------
                                                            97,828                         94,144
                                                            ======                         ======

6.       RECENT DEVELOPMENTS

On March 9, 1999, the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on April 1, 1999 to shareholders' of record as of March 24, 1999.

7.       SUBSEQUENT EVENT

On April 15, 1999 the Board of Directors of the Company, approved the repurchase of up to 10% of it's Common Stock outstanding from time to time in the open market or through private purchases depending on market conditions.

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

General

Long Island Commercial Bank, the subsidiary of Long Island Financial Corp., is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's senior management has substantial banking experience, and senior management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Nassau and Suffolk Counties, New York.

The Bank's goal is to increase its lending, especially commercial lending and extend its deposit base. Management believes this can best be accomplished by the expansion of its branch network. At March 31, 1999, the Bank operates six branches in Nassau and Suffolk Counties. The Bank plans on opening more branches in its market area and expects to have a network of up to 10 branches in place by December 31, 2000. With an expanded branch network in place, the Bank believes it can increase its lending and deposit bases by emphasizing personal attention and responsiveness to the needs of its customers. Lending growth will be funded by deposits, which may include seasonal municipal deposits.

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

Financial Condition

The Company's total assets were $270.8 million as of March 31, 1999, representing a 1.6% increase over total assets reported as of December 31, 1998. A contributing factor to the growth in total assets was an increase of $3.7 million, or 3.9%, in loans receivable, net, despite runoff in the automobile loan portfolio of $2.7 million or 32.9% during the quarter ended March 31, 1999. Prepaid expenses and other assets grew by $5.8 million primarily as a result of the purchase of bank owned life insurance, covering the directors and executive officers of the Bank. The purchase of this insurance provides benefits to both the Bank and the covered employees. Future increases in the cash surrender value of the insurance will be reflected in other operating income.

Offsetting asset growth was a decline in cash and cash equivalents of $4.2 million, or 19.6%, attributable to the timing of seasonal municipal deposits which were not on deposit at March 31, 1999.

Total deposits decreased $10.4 million, or 4.8%, from $217.9 million at December 31, 1998 to $207.4 million at March 31, 1999, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $24.5 million, or 34.1%, from $71.7 million at December 31, 1998 to $47.2 million at March 31, 1999 is attributable to the timing of seasonal municipal deposits, which were not on deposit at March 31, 1999. In addition, the decrease in demand deposits of $6.1 million, or 16.8% was also attributable to the effect of the seasonal municipal deposits. The effect of these declines were offset in part by a $10.2 million increase in time deposits in excess of $100,000. Savings deposits increased by $9.1 million, or 72.7%, from December 31, 1998 to March 31, 1999, as a result of new products offering competitive rates to higher balance accounts while reducing the Company's overall cost of funds.

Borrowed funds increased by $15.0 million, or 62.5%, from $24.0 million at December 31, 1998 to $39.0 million at March 31, 1999, resulting from the continuation of the Company's leveraging strategy in the first quarter of 1999.

Stockholders' equity amounted to $21.4 million at March 31, 1999 compared to $21.9 million at December 31, 1998. This decline was primarily attributable to a decrease in the unrealized appreciation in available-for- sale securities, net of tax of approximately $584,000, offset in part by net income of $332,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company's average balance sheets and its statements of earnings for the three months ended March 31, 1999 and 1998, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.

                                                                           Three Months Ended March 31,
                                                                 ---------------------------------------------
                                                                 1999                                     1998
                                                                 ----                                     ----
                                                                            Average                                   Average
                                                   Average                  Yield /          Average                  Yield /
                                                   Balance      Interest     Cost            Balance    Interest       Cost
                                                  ----------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Assets:
Interest earning assets:
       Federal funds sold and
         interest-earning deposits           $      12,140   $       140     4.61 %       $    7,551   $     103      5.46 %
       Securities held-to-maturity and
         available-for-sale, net (5)               145,294         2,210     6.08            114,679       1,910      6.66
       Municipal obligations (4)                    12,854           206     6.41                  -           -         -
       Loans receivable, net (1)                    96,883         2,063     8.52             79,832       1,822      9.13
                                                   -------         -----                     -------       -----
         Total interest-earning assets             267,171         4,619     6.92            202,062       3,835      7.59
                                                                   -----                                   -----
Non-interest-earning assets                         17,054                                    10,861
                                                   -------                                   -------
Total assets                                 $     284,225                                $  212,923
                                                   =======                                   =======
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
       Savings deposits                      $      16,791   $       131     3.12         $    3,485   $      22      2.53
       NOW and money market deposits                68,116           325     1.91             39,919         228      2.28
       Certificates of deposit                     106,489         1,476     5.54            114,842       1,701      5.92
                                                   -------         -----                     -------       -----
         Total interest-bearing deposits           191,396         1,932     4.04            158,246       1,951      4.93
       Borrowed funds                               36,458           442     4.85              8,375         115      5.49
                                                   -------         -----                     -------       -----
         Total interest-bearing liabilities        227,854         2,374     4.17            166,621       2,066      4.96
Other non-interest bearing liabilities              34,619         -----                      24,813       -----
                                                   -------                                   -------
Total liabilities                                  262,473                                   191,434
Stockholders' Equity                                21,752                                    21,489
Total liabilities and stockholders'                -------                                   -------
       equity                                $     284,225                                $  212,923
                                                   =======                                   =======
Net interest income/interest rate spread (2)(4)              $     2,245     2.75 %                    $   1,769      2.63 %
                                                                   =====     ====                          =====      ====
Net interest margin (3)                                                      3.36 %                                   3.50 %
                                                                             ====                                     ====
Ratio of interest-earning assets to
       interest-bearing liabilities                                        117.26 %                                 121.27 %
                                                                           ======                                   ======

(1)    Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for possible loan losses and includes non-performing loans.
(2)    Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)    Net interest margin represents net interest income divided by average interest-earning assets.
(4)    Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate of 34%.
(5)    Securities held-to-maturity and available-for-sale, net exclude municipal obligations.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                            March 31, 1999 and 1998

General

Net income for the three months ended March 31, 1999 decreased by $30,000, or 8.3%, to $332,000 from $362,000 for the corresponding period in 1998. The decrease was attributable to an increase in other operating expenses of $635,000, or 53.5%, despite increases in other operating income of $205,000, or 183.0%, and net interest income of $408,000, or 23.1%.

Interest Income

Interest income, on a fully-taxable equivalent basis, increased $784,000, or 20.4%, from $3.8 million for the three months ended March 31, 1998 to $4.6 million for the three months ended March 31, 1999. This was attributable to an increase in the average balance of total interest-earning assets of $65.1 million, or 32.2%, from $202.1 million for the three months ended March 31, 1998. The average balance of securities held-to-maturity and available-for-sale, net (exclusive of municipal obligations) increased $30.6 million, or 26.7%, with a decrease in the average yield from 6.66% for the three months ended March 31, 1998 to 6.08% for the comparable period in 1999. The Company began purchasing municipal obligations in the second quarter of 1998, because the taxable equivalent yields on these securities were attractive. For the three months ended March 31, 1999 the average balance of municipal obligations was $12.9 million, with a tax equivalent yield of 6.41%. The average balance of loans receivable, net increased $17.1 million, or 21.4% from $79.8 million for the three months ended March 31, 1998 compared to $96.9 million for the same period in 1999. The average yield on loans receivable, net decreased 61 basis points from 9.13% for the three months ended March 31, 1998 to 8.52% for the comparable period in 1999. This decrease reflects the Company's growth in the commercial real estate portfolio at lower rates as a result of increased competitive pricing in 1999.

Interest Expense

Interest expense increased $308,000, or 14.9% from $2.1 million for the three months ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999. This was attributable to an increase in the average balance of total interest-bearing liabilities for the period of $61.2 million, or 36.7%, to $227.9 million for the three months ended March 31, 1999 from $166.6 million for the comparable 1998 period. The growth reflected an increase in the average balance of interest-bearing deposits of $33.2 million, or 21.0%, coupled with an increase in the average balances of borrowed funds of $28.1 million, or 335.3%. The average rate paid on interest-bearing deposits decreased 89 basis points for the three month period ended March 31, 1999 to 4.04% in comparison to 4.93% for the same period in 1998. The decrease reflects the growth in lower cost deposits as a result of increased sales efforts in late 1998 and early 1999. The average balance of savings deposits has increased by $13.3 million, or 381.8%, and the average balance of NOW and money market deposits has increased by $28.2 million, or 70.6%. These increases reflect the introduction of new deposit products and services, as well as an increased emphasis on sales throughout the Company. In addition, the average balance of certificates of deposit has decreased by $8.4 million as the Company continues to focus on reducing its cost of funds. In addition, the average cost of borrowed funds also decreased 64 basis points to 4.85% for the three months ended March 31, 1999 from 5.49% for the comparable period in 1998 due to increased borrowings throughout 1998 and 1999, at lower market rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $476,000, or 26.9%, from $1.8 million for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. The average cost of total interest-bearing liabilities for the period decreased 79 basis points to 4.17% in 1999 from 4.96% in 1998. The average yield on interest-earning assets decreased by 67 basis points to 6.92% in 1999 from 7.59% in 1998. The net interest rate spread increased by 12 basis points from 2.63% in 1998 to 2.75% in 1999.

Provision for Possible Loan Losses

The Company's provision for possible loan losses was $150,000 for the three months ended March 31, 1999, compared to $90,000 for the same period in 1998. This increase generally reflects the growth within the loan portfolio, the average balance of which increased by $17.1 million, or 21.4%, to $96.9 million for the three months ended March 31, 1999. Management of the Company assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the
Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, commercial, construction or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses.

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.


                                                                   March 31, 1999            December 31, 1998
                                                                 -----------------          -------------------
                                                                               (In thousands)

Non-accrual loans:
           Commercial and industrial loans                      $            282                         366
           Automobile loans                                                    8                          37
           Consumer loans                                                     90                         108
                                                                            ----                        ----
                Total non-accrual loans                                      380                         511

           Loans contractually past due 90 days or
           more, other than non-accruing  (2)                                  -                           -
                                                                            ----                        ----
                Total non-performing loans                      $            380                         511
                                                                            ====                        ====

Allowance for possible loan losses as a percentage
           of loans  (1)                                                    1.12 %                      1.12 %
Allowance for possible loan losses as a percentage
           of total non-performing loans                                  292.63 %                    209.59 %
Non-performing loans as a percentage of loans  (1)                           .38 %                       .54 %

------------------

(1)  Loans include loans receivable, net excluding the allowance for possible loan losses.
(2)  Excludes $210,000 and $378,000 of loans which have matured, however, are current with respect to scheduled periodic principal and/or interest payments.  The Company is in the process of renewing these obligations and/or awaiting anticipated repayment.



Other Operating Income

Other operating income increased $205,000, or 183.0%, to $317,000 for the three months ended March 31, 1999 compared to $112,000 for the three months ended March 31, 1998. The increase was primarily attributable to the establishment of the Company's residential mortgage department in May 1998 and fee income associated with the origination and sale of residential mortgages. Such fees amounted to approximately $143,000 for the three months ended March 31, 1999. In addition, service charges on deposit accounts increased by $66,000, or 85.7%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule.

Other Operating Expense

Other operating expenses increased $635,000, or 53.5%, from $1.2 million for the three months ended March 31, 1998. Salaries and employee benefits increased by $366,000, or 63.9%, to $939,000 for the three months ended March 31, 1999, reflecting a substantial increase in staff in connection with the Company's branch expansion, opening of a residential mortgage department, continued internal growth, and the strengthening of the Company's middle-management to support the planned growth. The number of full time equivalent employees increased from 51 at March 31, 1998 to 70, or 37%, at March 31, 1999. Occupancy expense for the three months ended March 31, 1999 was $135,000, compared to $85,000 for the 1998 period, an increase of $50,000, or 58.8%, reflecting the branch expansion and main office expansion to support operations growth. The branch expansion also contributed to the growth in expenses in other categories of other operating expenses.

Income taxes

Total income tax expense decreased $52,000, or 21.5%, from $242,000 for the three months ended March 31, 1998 to $190,000 for the three months ended March 31, 1999. The decrease is attributable to a decrease in income before provision for income taxes of $82,000, or 13.6%, combined with the purchase of approximately $12.9 million of tax exempt municipal obligations in 1998.

Liquidity

Liquidity management for the Company requires that funds be available to pay all deposit withdrawal and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. Over a very short time frame, for most banks, including the Bank, maturing assets provided only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

The primary investing activities of the Company are the purchase of securities available-for-sale and the originations of loans. During the three months ended March 31, 1999 and 1998, the Company's purchases of securities were all classified available-for-sale and totaled $113.1 million and $103.1 million, respectively. Loan originations net of principal repayments on loans, totaled $3.5 million and $2.5 million, for the three months ended March 31, 1999 and 1998, respectively. These activities were funded primarily by borrowings and principal repayments and maturities on securities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans and liquidate available-for-sale securities and access its lines of credit, totaling $3.5 million with unaffiliated financial institutions which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.0% of the Company's assets, which enable it to borrow funds on a secured basis. The Company could also engage in other borrowings, including reverse repurchase agreements.

At March 31, 1999, the Company's borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At March 31, 1999, convertible advances outstanding were as follows:

                                            Interest                  Call                 Contractual
                    Amount                     Rate                   Date                  Maturity
                 -------------------------------------------------------------------------------------
                 $ 14,000,000                 5.49%                02/19/2003              02/19/2008
                 $ 10,000,000                 4.24%                10/08/2000              10/08/2008
                 $ 15,000,000                 4.59%                01/21/2002              01/21/2009



Management of the Company has set minimum liquidity level of 10% as a target. The Company's average liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the three months ended March 31, 1999 was 21.4%. The Company's strategic plan is to build its core business by generating and maintaining banking relationships with small and medium-sized privately owned businesses, professional firms and high net worth individuals within its market area.

Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 1998, the most recent notification from the federal banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 1999, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 7.69%, 16.56% and 17.41%, respectively.

Year 2000

The Company has initiated a program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the year 2000. As of December 31, 1998, phases one and two of the FFIEC guidelines have been completed on schedule. The Company uses purchased software products for all of its internal transaction processing applications; therefore, no significant internal programming is necessary to prepare these systems to handle transactions in the year 2000. The majority of the Company's efforts in preparation for year 2000 processing relate to testing purchased and outsourced processing systems, as well as updating databases.

The Company's primary application, which handles processing of loans, deposits, and general ledger, has been certified as year 2000 compliant by the vendor. As of December 31, 1998, the Company has completed extensive testing of all critical internal applications and the test results have not indicated any year 2000 related issues. As part of our ongoing efforts to assess and minimize potential risks associated with the year 2000, management has completed an evaluation of its customer base and is continuing its efforts with such customers to discuss the status of their year 2000 readiness.

As of March 31,1999, the Bank had developed its business resumption plan considering the potential impact of disruptions in all critical and non-critical applications from within and from third-party business partners and infrastructure providers, despite the Company having completed reasonable testing and certification of its internal computer systems. The plan will be tested by June 30, 1999.

Monitoring and managing the year 2000 project results in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements and costs involved in testing software products for the year 2000 compliance. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and the development of the business resumption plan. The Company does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the year 2000 issue will be charged to earnings as incurred.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The principal objective of the Company's interest rate management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of it operations to changes in interest rates. The Board has directed the Investment Committee to review the Company's interest rate risk position on a quarterly basis.

Funds management is the process by which the Company seeks to maximize the profit potential which is derived from the spread between the rates earned on interest-earning assets and the rates paid on interest- bearing liabilities through the management of various balance sheet components. It involves virtually every aspect of the Company's management and decision-making process. Accordingly, the Company's results of operations and financial condition are largely dependent on the movements in the market interest rates and its ability to manage its assets and liabilities in response to such movements.

At March 31, 1999, 78.2% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 7.1 years. At such date, $29.3 million, or 20.3%, of the Company's securities had adjustable interest rate, and its securities portfolio had a weighted average maturity of
5.8 years. At March 31, 1999, the Company had $57.0 million of certificates of deposit with maturities of one year or less and $29.2 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 39.9% of the Company's interest- bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

The Company's interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in the net interest income over the succeeding four quarter period and (ii) the potential change in the fair market value of equity of the Company ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change of zero and plus or minus 200 basis point increments.



At March 31, 1999, the effect of instantaneous and sustained interest rate changes on the Company's net interest income and Net Economic Value of Equity are as follows:


                    Change in                Potential Change in                       Potential Change in
                  Interest Rates             Net Interest Income                  Net Economic Value of Equity
                  in Basis Points          $ Change      % Change                  $ Change          % Change
               --------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

                     200               $     1,327           13.64 %           $     (9,420)            (41.25) %
                     100                       725            7.45                   (3,964)            (17.36)
                   Static                        -               -                        -                  -
                    (100)                   (1,183)         (12.16)                   5,143              22.52
                    (200)                   (2,537)         (26.08)                   8,751              38.32


                  PART II  - OTHER INFORMATION
                  ----------------------------

Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

 ( a ) The Company's Annual Meeting of Stockholders was held on April 22, 1999. ( b ) Not applicable.
 ( c )  At such meeting, the shareholders approve the following matters:

1. The election of the following individuals as Directors for a term of 3 years each:

                                        Votes           Votes                        Broker
                                         For          Withheld      Abstentions     Non-Votes
     Harvey Auerbach                  1,363,148        119,250           -              -
     Perry B. Duryea                  1,363,398        119,000           -              -
     Frank J. Esposito                1,363,348        119,050           -              -
     Roy M. Kern                      1,363,598        118,800           -              -
     Douglas C. Manditch              1,363,598        118,800           -              -


Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  11.0   Statement Re: Computation of Per Share Earnings
                  27.0   Financial Data Schedule

         (b)      Reports on Form 8-K
                  On April 30, 1999, the Registrant filed a Form 8-K, which included a copy of the Company's press release announcing earnings for the quarter ended March 31, 1999, and the repurchase of up to 10% of its Common Stock outstanding.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                        LONG ISLAND FINANCIAL CORP.
                                        (Registrant)



Date:    May 14, 1999                   By:  /S/ Douglas C. Manditch
                                             ------------------------
                                                Douglas C. Manditch
                                                President and
                                                Chief Executive Officer


Date:    May 14, 1999                   By:  /S/ Thomas Buonaiuto
                                             ------------------------
                                                  Thomas Buonaiuto
                                                   Vice President and
                                                      Treasurer

Exhibit 11.0      Computation Of Per Share Earnings

Long Island Commercial Bank
Statement Re: Computation of Per Share Earnings
(In thousands, except for share amounts)

                                                              Three Months Ended
                                                                March 31, 1999
                                                                --------------
Net income...............................................            $  332

Weighted average common shares outstanding...............           1,775,991

Basic and diluted earnings per common and common
share equivalents........................................            $  .19