Form 10-Q
period 1999-06-30
LONG ISLAND FINANCIAL CORP
filed 1999-08-16
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
      X                the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999
                                       OR
               Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission File No.: 0-29826

                           LONG ISLAND FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             11-3453684
       -------------------------              -------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                  One Suffolk Square, Islandia, New York 11722
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 348-0888
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; Yes ( x ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 1,776,326 shares of Common Stock outstanding as of July 30, 1999.

                                   Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                          Page
PART I - CONSOLIDATED FINANCIAL INFORMATION                              Number
-------------------------------------------                              ------
ITEM 1.   Consolidated Financial Statements - Unaudited
     Consolidated Balance Sheets at June 30, 1999
       and December 31, 1998                                               2
     Consolidated Statements of Earnings for the Three Months Ended
       and Six Months Ended June 30, 1999 and 1998                         3
     Consolidated Statement of Changes in Stockholders' Equity
       for the Six Months Ended June 30, 1999                              4
     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1999 and 1998                                       5-6
     Notes to Unaudited Consolidated Financial Statements                 7-9

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-21

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk       21-22

PART II  - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                23
ITEM 2.   Changes in Securities and Use of Proceeds                        23
ITEM 3.   Defaults Upon Senior Securities                                  23
ITEM 4.   Submission of Matters to a Vote of Security Holders              23
ITEM 5.   Other Information                                                23
ITEM 6.   Exhibits and Reports on Form 8-K                                 23

          Signatures                                                       24

================================================================================
Statements contained in this Form 10-Q which are not historical facts are forward- looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, potential adverse effects of Year 2000, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
================================================================================

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements - Unaudited
-------       ---------------------------------------------

                                        LONG ISLAND FINANCIAL CORP.
                                        Consolidated Balance Sheets
                                                (Unaudited)
                                     (In thousands, except share data)

                                                             June 30,       December 31,
                                                               1999             1998
                                                           -----------     -------------
                                                           (Unaudited)
Assets:
Cash and due from banks ................................    $   5,173         13,170
Interest earning deposits ..............................          123            269
Federal funds sold .....................................           --          8,050
                                                              -------        -------
              Total cash and cash equivalents ..........        5,296         21,489

Securities held-to-maturity, net
 (estimated fair value of $489 and $665, respectively) .          489            664
Securities available-for-sale ..........................      135,697        145,155
Loans receivable, net ..................................      105,155         94,144
Premises and equipment, net ............................        2,198          1,975
Accrued interest receivable ............................        1,827          1,614
Prepaid expenses and other assets ......................        8,263          1,502
                                                              -------        -------
              Total assets..............................    $ 258,925        266,543
                                                              =======        =======
Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits.....................................    $  32,851         36,605
    Savings deposits....................................       25,199         12,476
    NOW and money market deposits ......................       38,758         71,689
    Time certificates issued in excess of $100,000 .....       21,955         18,998
    Other time deposits ................................       77,677         78,099
                                                              -------        -------
              Total deposits............................      196,440        217,867

Borrowed funds..........................................       39,000         24,000
Accrued expenses and other liabilities .................        3,022          2,808
                                                              -------        -------
              Total liabilities ........................      238,462        244,675
                                                              =======        =======
Stockholders' equity:
    Common stock (par value $.01 per share, authorized
      10,000,000 shares, issued and outstanding
      1,776,326 and 1,771,306 shares, respectively) ....           18             18
    Surplus ............................................       20,185         20,126
    Accumulated surplus ................................        2,091          1,659
    Accumulated other comprehensive (loss) income:
      Net (depreciation) unrealized appreciation in
          available-for-sale securities, net of tax ....       (1,831)            65
                                                              -------        -------
              Total stockholders' equity ...............       20,463         21,868
                                                              -------        -------
              Total liabilities and stockholders' equity    $ 258,925        266,543
                                                              =======        =======

See accompanying notes to unaudited consolidated financial statements.


                                            LONG ISLAND FINANCIAL CORP.
                                        Consolidated Statements of Earnings
                                                    (Unaudited)
                                         (In thousands, except share data)

                                                                 For the Three Months          For the Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                   1999        1998            1999          1998
                                                                 ---------------------         -------------------
         Interest income:
             Interest earning deposits.....................  $        2           7               4             11
             Federal funds sold............................         122         125             260            224
             Securities....................................       2,334       1,809           4,682          3,719
             Interest and fees on loans....................       2,164       1,970           4,227          3,792
                                                                  -----       -----           -----          -----
                 Total interest income.....................       4,622       3,911           9,173          7,746
                                                                  -----       -----           -----          -----
         Interest expense:
             Savings deposits..............................  $      171          34             302             56
             NOW and money market deposits.................         289         274             614            502
             Time certificates issued in excess of $100,000         315         381             657            835
             Other time deposits...........................       1,113       1,259           2,247          2,506
             Borrowed funds................................         503         200             945            315
                                                                  -----       -----           -----          -----
                 Total interest expense....................       2,391       2,148           4,765          4,214
                                                                  -----       -----           -----          -----
                 Net interest income.......................       2,231       1,763           4,408          3,532

         Provision for loan losses.........................         150          90             300            180
                                                                  -----       -----           -----          -----
                 Net interest income after provision
                 for loan losses...........................       2,081       1,673           4,108          3,352
                                                                  -----       -----           -----          -----
         Other operating income:
             Service charges on deposit accounts...........  $      167          97             310            174
             Net gain on sale of debt and equity securities          88          13              88             13
             Mortgage banking operations...................         182           4             325              4
             Other.........................................         159          69             190            104
                                                                  -----       -----           -----          -----
                 Total other operating income..............         596         183             913            295

         Other operating expenses:
             Salaries and employee benefits................       1,002         672           1,941          1,245
             Occupancy expense.............................         145         111             280            194
             Premises and equipment expense................         175          94             349            170
             Other.........................................         594         493           1,168            948
                                                                  -----       -----           -----          -----
                 Total other operating expenses............       1,916       1,370           3,738          2,557

                 Income before provision for income taxes..         761         486           1,283          1,090

         Provision for income taxes........................         262         190             452            432
                                                                  -----       -----           -----          -----
                 Net income................................  $      499         296             831            658
                 Basic and diluted earnings per share......  $     0.28        0.17            0.47           0.37

         Weighted average shares outstanding...............   1,776,326    1,764,571      1,776,160      1,762,513
                                                              =========    =========      =========      =========

See accompanying notes to unaudited consolidated financial statements.


                                              LONG ISLAND FINANCIAL CORP.
                               Consolidated Statement of Changes in Stockholders' Equity
                                         For the Six Months Ended June 30, 1999
                                                      (Unaudited)
                                           (In thousands, except share data)


                                                                                            Accumulated
                                                                                               other
                                              Common                     Accumulated        comprehensive
                                              stock        Surplus         surplus          (loss)  income    Total
                                          ------------  ------------   --------------     ----------------    ------
Balance at December 31, 1998............  $     18         20,126            1,659               65           21,868

Dividend reinvestment and stock
 purchase plan, issued 5,020 shares.....         -             59                -                -               59

Dividends declared on common
 stock ($.16 per common share)..........         -              -             (284)               -             (284)

Corporate reorganization costs..........         -              -             (115)               -             (115)

Comprehensive income: (1)
   Net income for the period............         -              -              831                -              831
    Other comprehensive income,
     net of tax:
     Unrealized depreciation in available-
       for-sale securities, net of
       reclassification adjustment (2)..         -              -               -            (1,896)          (1,896)
                                            ------         ------           ------           -------          -------
   Total comprehensive income (loss)                                                                          (1,065)

Balance at June 30, 1999................  $     18         20,185            2,091           (1,831)          20,463
                                            ======         ======           ======           =======          ======

(1)    The Company's comprehensive income for the six months ended June 30, 1998, was $544,000.
(2)    Disclosure of reclassification amount:
                                                                                    June 30, 1999
       Comprehensive income items, net of tax                                       -------------
       Unrealized loss in available-for-sale securities,
         arising during the period..........................................        $  (1,844)
       Less: Reclassification adjustment for gains included in income.......               52
                                                                                       -------
       Net unrealized depreciation..........................................        $  (1,896)
                                                                                       =======


See accompanying notes to unaudited consolidated financial statements.



                                              LONG ISLAND FINANCIAL CORP.
                                          Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                     (In thousands)


                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                             1999            1998
                                                                           ------------------------
Cash flows from operating activities:
       Net income....................................................     $    831            658
       Adjustments to reconcile net income to net cash (used in)
             provided by operating activities:
             Provision for possible loan losses......................          300            180
             Depreciation and amortization...........................          282            169
             Amortization of premiums, net
                 of discount accretion...............................         (122)            (2)
             Gain on sales of securities.............................          (88)           (13)
             Proceeds and gains from sales of loans held-for-
                 sale, net of originations...........................          451           (129)
             Net deferred loan origination fees......................           74             60
             Deferred income taxes...................................          (71)            59
             Changes in asset and liability accounts:
                 Accrued interest receivable.........................         (213)           140
                 Accrued expenses and other liabilities..............          260            (58)
                 Prepaid expenses and other assets...................       (5,499)          (164)
             Net cash (used in) provided by                                 -------         ------
                 operating activities................................       (3,795)           900
                                                                            -------         ------
       Cash flows from investing activities:
             Purchases of securities available-for-sale..............     (226,838)      (198,126)
             Proceeds from sales of securities available-for-sale....       12,777          4,773
             Proceeds from maturities of securities..................      211,195        181,350
             Principal repayments on securities......................        9,576         11,099
             Loan originations and principal
                 repayments on loans, net............................      (11,836)       (11,139)
             Purchase of premises and equipment......................         (505)          (610)
                                                                           --------       --------
                 Net cash used in investing activities...............       (5,631)       (12,653)
                                                                           --------       --------
       Cash flows from financing activities:
             Net decrease in demand deposit
                 accounts,  NOW accounts, money
                 market and savings accounts.........................      (23,962)       (28,530)
             Net decrease in certificates of deposit.................        2,535         (2,962)
             Payments for cash dividends.............................         (284)          (282)
             Increase in borrowings..................................       15,000         19,000
             Proceeds from shares issued under the
                 dividend reinvestment plan..........................           59            116
             Corporate reorganization costs..........................         (115)             -
                                                                           --------       --------
             Net cash used in financing activities...................       (6,767)       (12,658)
                                                                           --------       --------

             Net decrease in cash and cash equivalents...............      (16,193)       (24,411)

       Cash and cash equivalents at beginning of period..............       21,489         29,764
                                                                           --------       --------
       Cash and cash equivalents at end of period....................    $   5,296          5,353
                                                                           ========       ========

(Continued)


                                              LONG ISLAND FINANCIAL CORP.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                     (In thousands)



                                                                   For the Six Months
                                                                     Ended June 30,
                                                                    1999        1998
                                                                 ---------------------
        Supplemental disclosure of cash flow information
        ------------------------------------------------
        Cash paid during the period for:
              Interest                                        $     5,074       4,344
                                                                    =====       =====
              Income taxes                                    $         -         345
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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

2.       REORGANIZATION

At a special meeting on December 8, 1998, the stockholders of Long Island Commercial Bank approved a Plan of Acquisition dated as of September 15, 1998, which subsequently became effective January 28, 1999, and as a result of which:
(i) the Bank became a wholly-owned subsidiary of Long Island Financial Corp., a Delaware corporation; and (ii) all of the outstanding shares of the Bank's common stock were converted, subject to dissenter's rights, on a one-for-one basis, into outstanding shares of the common stock of Long Island Financial Corp. No stockholder asserted dissenter's rights. This transaction is hereinafter referred to as the "Reorganization."

The Reorganization created a bank holding company structure which provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities in the Bank or in separate subsidiaries of the Company. Finally, the reorganization will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities. Costs to effect the Reorganization amounting to $115,000 were charged against accumulated surplus.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

4.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                     June 30, 1999          December 31, 1998
                                                                              Estimated                   Estimated
                                                               Amortized        fair        Amortized       fair
                                                                 cost           value         cost          value
                                                              -----------     ---------     ---------     ---------
                                                                                       (In thousands)

      Held-to-maturity, net:
      Mortgage-backed securities:
         CMO..........................................     $        489           489           664             665
                                                                =======       =======       =======         =======
      Available-for-sale:
      U.S. Government and Agency Obligations..........     $     83,558        81,155        78,994          78,980
      Mortgage-backed securities:
         GNMA.........................................           43,584        42,816        39,864          39,771
         FHLMC........................................            1,516         1,551         2,453           2,487
         FNMA.........................................            4,221         4,244         6,060           6,097
      Municipal obligations...........................            1,165         1,147        12,855          13,002
      Other debt securities...........................               167           165           199             199
                                                                -------       -------       -------         -------
      Total debt securities...........................          134,211       131,078       140,425         140,536

      Equity securities - FHLB stock..................             4,619         4,619         4,619           4,619
                                                                -------       -------       -------         -------
        Total securities available-for-sale...........     $    138,830       135,697       145,044         145,155
                                                                =======       =======       =======         =======

5.       LOANS RECEIVABLE, NET

Loans receivable, net consist of the following as of the dates indicated:

                                                               June 30, 1999               December 31, 1998
                                                              ---------------             -------------------
                                                                         (Dollars in thousands)

         Commercial and industrial loans               $    32,461     30.3  %         $   30,853      32.1  %
         Commercial real estate loans                       67,800     63.4                53,990      56.2
         Automobile loans                                    4,403      4.1                 8,262       8.6
         Consumer loans                                      1,300      1.2                 1,396       1.5
         Residential real estate loans held-for-sale         1,035      1.0                 1,486       1.6
                                                           -------    -----                ------     -----
                                                           106,999    100.0  %             95,987     100.0  %
         Less:
           Unearned income                             $       143                            362
           Deferred fees, net                                  484                            410
           Allowance for loan losses                         1,217                          1,071
                                                           -------                         ------
                                                           105,155                         94,144
                                                           =======                         ======


6.       RECENT DEVELOPMENTS

On May 26, 1999, the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on July 1, 1999, to shareholders' of record as of June 24, 1999.

On April 15, 1999, the Company announced the commencement of a program to repurchase up to 10% of it's outstanding common stock. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such purchases will be made at times and in amounts the Company deems appropriate and may be discontinued at any time. Repurchased shares will be held as treasury stock available for general corporate purposes. As of June 30, 1999, no shares had been repurchased by the Company.

                Management's Discussion and Analysis
Item 2.         of Financial Condition and Results of Operations
-------         ------------------------------------------------

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

Financial Condition

The Company's total assets were $258.9 million as of June 30, 1999, compared to $266.5 million at December 31, 1998. The decline in cash and cash equivalents of $16.2 million, or 75.4%, was attributable to the timing of seasonal municipal deposits which were not on deposit at June 30, 1999. Loans receivable, net increased $11.0 million, or 11.7%, to $105.2 million at June 30, 1999, despite a $3.9 million reduction in the automobile loan portfolio during the six month period ended June 30, 1999. The decrease in securities available-for-sale reflects the sale of certain municipal obligations during the six month period ended June 30, 1999, combined with principal repayments on the Company's mortgage- backed securities portfolio. Prepaid expenses and other assets grew by $6.8 million primarily as a result of the purchase of bank owned life insurance, covering the directors and executive officers of the Bank. The purchase of this insurance provides benefits to both the Bank and the covered employees.

Total deposits decreased $21.4 million, or 9.8%, from $217.9 million at December 31, 1998 to $196.4 million at June 30, 1999, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $32.9 million, or 45.9%, from $71.7 million at December 31, 1998 to $38.8 million at June 30, 1999, is attributable to the timing of seasonal municipal deposits, which were not on deposit at June 30, 1999. The decrease of $3.8 million, or 10.3%, in demand deposits was also attributable to the seasonal reduction in municipal deposits. The effects of those declines were offset in part by a $3.0 million increase in time deposits in excess of $100,000. Savings deposits increased by $12.7 million, or 102.0%, from December 31, 1998 to June 30, 1999, as a result of new products offering competitive rates to higher balance accounts while reducing the overall cost of funds.

Borrowed funds increased by $15.0 million, or 62.5%, from $24.0 million at December 31, 1998 to $39.0 million at June 30, 1999, as the Company continued its leveraging strategy in the first six months of 1999. Stockholders' equity amounted to $20.5 million at June 30, 1999, compared to $21.9 million at December 31, 1998. Excluding the unrealized loss related to securities available-for-sale, stockholders' equity grew at a rate of 2.3% for the six months ended June 30, 1999.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the six months ended June 30, 1999, and 1998, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans, as they are not material.


                                                                         Three Months Ended June 30,
                                                              1999                                     1998
                                                              ----       Average                       ----        Average
                                                Average                  Yield /          Average                  Yield /
                                                Balance     Interest      Cost            Balance    Interest       Cost
                                               --------     --------    --------          -------    --------      -------
                                                                              (Dollars in thousands)

Interest earning assets:
       Federal funds sold and
         interest-earning deposits.........  $      10,417   $       124     4.76 %       $    9,687   $     132      5.45 %
       Securities held-to-maturity and
         available-for-sale, net (5).......        150,069         2,307     6.15 %          105,705       1,719      6.50 %
       Municipal obligations (4)...........          2,578            40     6.21 %            8,176         135      6.60 %
       Loans receivable, net (1)...........        100,818         2,164     8.59 %           86,277       1,970      9.13 %
                                                  --------         -----                     -------       -----
         Total interest-earning assets.....        263,882         4,635     7.03 %          209,845       3,956      7.54 %
Non-interest-earning assets................         21,628         -----                      10,990       -----
                                                  --------                                   -------
Total assets...............................  $     285,510                                $  220,835
                                                  ========                                   =======

Interest-bearing liabilities:
       Savings deposits....................  $      21,737   $       171     3.15 %       $    4,614   $      34      2.95 %
       NOW and money market deposits.......         60,395           289     1.91 %           42,292         274      2.59 %
       Certificates of deposit.............        104,567         1,428     5.46 %          111,091       1,640      5.91 %
                                                   -------         -----                     -------       -----
         Total interest-bearing deposits...        186,699         1,888     4.05 %          157,997       1,948      4.93 %
       Borrowed funds......................         41,195           503     4.88 %           14,456         200      5.53 %
                                                   -------         -----                     -------       -----
         Total interest-bearing liabilities        227,894         2,391     4.20 %          172,453       2,148      4.98 %
Other non-interest bearing liabilities.....         36,507         -----                      26,722       -----
                                                   -------                                   -------
Total liabilities..........................        264,401                                   199,175
Stockholders' Equity.......................         21,109                                    21,660
Total liabilities and stockholders'                -------                                   -------
       equity..............................  $     285,510                                $  220,835
                                                   =======                                   =======
Net interest income/
     interest rate spread (2) (4)..........                  $     2,244     2.83 %                    $   1,808      2.56 %
                                                                   =====     ====                          =====      ====
Net interest margin (3)....................                                  3.40 %                                   3.45 %
                                                                             ====                                     ====
Ratio of interest-earning assets to
       interest-bearing liabilities........                                  1.16                                     1.22
                                                                             ====                                     ====

(1)    Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses and includes non-performing loans.
(2)    Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-
       bearing liabilities.
(3)    Net interest margin represents net interest income divided by average interest-earning assets.
(4)    Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate of 34%.
(5)    Securities held-to-maturity and available-for-sale, net exclude municipal obligations.

                                                                         Six Months Ended June 30,
                                                              1999                                     1998
                                                             ------     Average                       ------      Average
                                                Average                  Yield /          Average                  Yield /
                                                Balance     Interest      Cost            Balance    Interest       Cost
                                               ---------    --------   ---------          -------    --------    ---------

Interest earning assets:
       Federal funds sold and
         interest-earning deposits.........  $      11,274   $       264     4.68 %       $    8,624   $     235      5.45 %
       Securities held-to-maturity and
         available-for-sale, net (5).......        147,695         4,516     6.12            110,099       3,627      6.59
       Municipal obligations (4)...........          7,688           240     6.24              4,179         138      6.60
       Loans receivable, net (1)...........         98,861         4,227     8.55             83,074       3,792      9.13
                                                   -------         -----                     -------       -----
         Total interest-earning assets.....        265,518         9,247     6.97            205,976       7,792      7.57
Non-interest-earning assets................         19,354         -----                      10,925       -----
                                                   -------                                   -------
Total assets...............................  $     284,872                                $  216,901
                                                   =======                                   =======

Interest-bearing liabilities:
       Savings deposits....................  $      19,278   $       302     3.13         $    4,053   $      56      2.76
       NOW and money market deposits.......         64,234           614     1.91             41,112         502      2.44
       Certificates of deposit.............        105,522         2,904     5.50            112,956       3,341      5.92
                                                   -------         -----                     -------       -----
         Total interest-bearing deposits...        189,034         3,820     4.04            158,121       3,899      4.93
       Borrowed funds......................         38,840           945     4.87             11,432         315      5.51
                                                   -------         -----                     -------       -----
         Total interest-bearing liabilities        227,874         4,765     4.18 %          169,553       4,214      4.97
Other non-interest bearing liabilities.....         35,569         -----                      25,773       -----
                                                   -------                                   -------
Total liabilities..........................        263,443                                   195,326
Stockholders' Equity.......................         21,429                                    21,575
Total liabilities and stockholders'                -------                                   -------
       equity..............................  $     284,872                                $  216,901
                                                   =======                                   =======
Net interest income/
     interest rate spread (2) (4)..........                  $     4,482     2.79 %                    $   3,578      2.60 %
                                                                   =====     ====                          =====      ====
Net interest margin (3)....................                                  3.38 %                                   3.47 %
                                                                             ====                                     ====
Ratio of interest-earning assets to
       interest-bearing liabilities........                                  1.17                                     1.21
                                                                             ====                                     ====

(1)    Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses and includes non-performing loans.
(2)    Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-
       bearing liabilities.
(3)    Net interest margin represents net interest income divided by average interest-earning assets.
(4)    Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate of 34%.
(5)    Securities held-to-maturity and available-for-sale, net exclude municipal obligations.

Comparison of Operating Results for the Three Months Ended
June 30, 1999 and 1998

General

Net income increased by $203,000, or 68.6%, from $296,000 for the 1998 period to $499,000 for the three months ended June 30, 1999. The increase was attributable primarily to increases in other operating income of $413,000, or 225.7%, and net interest income of $468,000, or 26.5%, offset in part by increases in other operating expenses of $546,000, or 39.9%. The Bank's effective tax rate for the three months ended June 30, 1999, was 34.4% compared to 39.1% for the 1998 period.

Interest Income

Interest income, on a fully-taxable  equivalent basis,  increased  $679,000,  or
17.2 %, from $4.0 million for the three months ended June 30, 1998, to $4.6 million for the three months ended June 30, 1999. The increase was attributable to an increase in the average balance of total interest-earning assets of $54.0 million, or 25.8%, from $209.8 million for the three months ended June 30, 1998, to $263.9 million for the three months ended June 30, 1999. The average balance of securities held-to-maturity and available- for-sale, net, (exclusive of municipal obligations) increased $44.4 million, or 42.0%, with a decrease in the average yield from 6.50% for the three months ended June 30, 1998, to 6.15% for the comparable period in 1999. Due to the formation and related tax benefits of an operating subsidiary of the Bank in the second quarter 1999, the benefits of holding municipal obligations diminished. As a result, in April of 1999, the Bank sold approximately $11.8 million of municipal obligations. The proceeds from the sale were reinvested in higher earning assets, primarily bank owned life insurance and other available-for-sale securities. The average balance of loans receivable, net increased $14.5 million, or 16.9% from $86.3 million for the three months ended June 30, 1998, to $100.8 million for the 1999 period. The average yield on loans receivable, net, decreased 54 basis points from 9.13% for the three months ended June 30, 1998, to 8.59% for the comparable period in 1999. The decrease reflects the growth in the Company's commercial real estate portfolio at lower market interest rates and as a result of increased competitive pricing in 1999.

Interest Expense

Interest expense increased $243,000, or 11.3%, from $2.1 million for the three months ended June 30, 1998, to $2.4 million for the three months ended June 30, 1999, resulting primarily from a $55.4 million or 32.1% increase in the average balance of total interest-bearing liabilities for the period, from $172.5 million for the comparable period to $227.9 million for the three months ended
June 30, 1999. The growth reflected an increase in the average balance of interest-bearing deposits of $28.7 million, or 18.2%, coupled with an increase in the average balance of borrowed funds of $26.7 million, or 185.0%. The average rate paid on interest-bearing deposits decreased 88 basis points for the three month period ended June 30, 1999, to 4.05% when compared with the 4.93% rate paid for the 1998 period. The decrease reflects the growth in lower cost deposits as a result of increased sales efforts in late 1998 and early 1999. The average balance of savings deposits increased by $17.1 million, or 371.1%, and the average balance of NOW and money market deposits has increased by $18.1 million, or 42.8% from period to period. The increases reflect the introduction of new deposit products and services, as well as an increased emphasis on sales throughout the Company. The average balance of certificates of deposit has decreased by $6.5 million as the Company continues to focus on reducing its cost of funds. The average cost of borrowed funds decreased 65 basis points to 4.88% for the three months ended June 30, 1999, from 5.53% for the comparable period in 1998, due to lower market interest rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $436,000, or 24.1%, from $1.8 million for the three months ended June 30, 1998, to $2.2 million for the three months ended June 30, 1999. The average cost of total interest-bearing liabilities for the period decreased 78 basis points to 4.20% in 1999, from 4.98% in 1998. The average yield on interest-earning assets decreased 51 basis points to 7.03% in 1999, from 7.54% in 1998. The net interest rate spread increased by 27 basis points from 2.56% in 1998, to 2.83% in 1999.

Provision for Loan Losses

The Company's provision for loan losses was $150,000 for the three months ended June 30, 1999, compared to $90,000 for the same period in 1998. This increase generally reflects the growth within the loan portfolio, the average balance of which increased by $14.5 million, or 16.8%, to $100.8 million for the three months ended June 30, 1999.

Other Operating Income

Other operating income increased $413,000, or 225.7%, to $596,000 for the three months ended June 30, 1999, compared to $183,000 for the three months ended June 30, 1998. The increase was primarily attributable to the establishment of the Company's residential mortgage department in May 1998, and fee income associated with the origination and sale of residential mortgages. Such fees amounted to approximately $182,000 for the three months ended June 30, 1999. In addition, service charges on deposits accounts increased by $70,000, or 72.2%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. In April 1999, the Company sold $12.8 million in securities with a net gain on sale of securities in the amount of $88,000, an increase of $75,000 over the prior year period.

Other Operating Expense

Other operating expenses increased $546,000, or 39.9%, from $1.4 million for the three months ended June 30, 1998, to $1.9 million for the three months ended June 30, 1999. Salaries and employee benefits increased by $330,000, or 49.1%, to $1.0 million for the three months ended June 30, 1999, reflecting increase in staff in connection with the Company's branch expansion, opening of a residential mortgage department , continued internal growth, and the strengthening of the Company's middle-management to support the planned growth. The number of full-time equivalent employees increased from 59 at June 30, 1998 to 73, or 23.7% at June 30, 1999. Occupancy expense for the three months ended June 30, 1999, was $145,000, compared to $111,000 for the 1998 period, an increase of $34,000, or 30.6%, reflecting the branch expansion and main office expansion to support operations growth. The branch expansion also contributed to growth in other categories of other operating expenses.

Income Taxes

Total income tax expense increased $72,000, or 37.9%, from $190,000 for the three months ended June 30, 1998, to $262,000 for the three months ended June 30, 1999. The effective tax rate decreased from 39.1% for the 1998 period, to 34.4% for the 1999 period, and is attributable to the combination of the municipal obligations portfolio and the related tax benefits of a subsidiary of the Bank.



Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

General

Net income for the six months ended June 30, 1999, increased by $173,000, or 26.3%, to $831,000 from $658,000 for the corresponding period in 1998. The increase was attributable to an increase in other operating income of $618,000, or 209.5%, and net interest income of $876,000, or 24.8%, offset in part by increases in other operating expenses of $1.2 million, or 46.2%. The Bank's effective tax rate for the six months ended June 30, 1999, was 35.2% compared to 39.6% for the 1998 period.

Interest Income

Interest income, on a fully-taxable equivalent basis, increased $1.5 million, or 18.7%, from $7.8 million for the six months ended June 30, 1998, to $9.3 million for the six months ended June 30, 1999. This increase was attributable to an increase in the average balance of total interest-earning assets of $59.5 million, or 28.9%, from $206.0 million for the six months ended June 30, 1998, to $265.5 million for the six months ended June 30, 1999. The average balance of securities held-to-maturity and available-for- sale, net, (exclusive of municipal obligations) increased $37.6 million, or 34.1%, in the six months ended June 30, 1999, from the six months ended June 30, 1998, with a decrease in the average yield from 6.59% for the six months ended June 30, 1998, to 6.12% for the 1999 period. Due to the formation and related tax benefits of an operating subsidiary of the Bank in the second quarter 1999, the benefits of holding municipal obligations diminished. As a result, in April of 1999, the Bank sold approximately $11.8 million of municipal obligations. The proceeds from the sale were reinvested in higher earning assets, primarily bank owned life insurance and other available-for-sale securities. The average balance of loans receivable, net increased $15.8 million, or 19.0% from $83.1 million for the six months ended June 30, 1998, compared to $98.9 million for the same period in 1999. The average yield on loans receivable, net decreased 58 basis points from 9.13% for the six months ended June 30, 1998, to 8.55% for the comparable period in 1999. This decrease reflects the Company's growth in the commercial real estate portfolio at lower market interest rates as a result of increased competitive pricing in 1999.

Interest Expense

Interest expense increased $551,000, or 13.1%, from $4.2 million for the six months ended June 30, 1998, to $4.8 million for the six months ended June 30, 1999. This was attributable to an increase in the average balance of total interest-bearing liabilities for the period of $58.3 million, or 34.4%, to $227.9 million for the six months ended June 30, 1999, from $169.6 million for the comparable 1998 period. The growth reflected an increase in the average balance of interest-bearing deposits of $30.9 million, or 19.6%, coupled with an increase in the average balance of borrowed funds of $27.4 million, or 239.7%. The average rate paid on interest-bearing deposits decreased 89 basis points for the six month period ended June 30, 1999, to 4.04% when compared to the 4.93% rate paid for the 1998 period. The decrease reflects the growth in lower cost deposits as a result of increased sales efforts in late 1998 and early 1999, from the six months ended June 30, 1998, to the current period. The average balance of savings deposits increased by $15.2 million, or 375.6%, and the average balance of NOW and money market deposits increased by $23.1 million, or 56.2%. The increases reflect the introduction of new deposit products and services, as well as an increased emphasis on sales throughout the Company. In addition, the average balance of certificates of deposit decreased by $7.4 million as the Company continues to focus on reducing the cost of funds. In addition, the average cost of borrowed funds also decreased 64 basis points to 4.87% for the six months ended June 30, 1999, from 5.51% for the comparable period in 1998, due to increased borrowings throughout 1998 and 1999, at lower market rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $904,000, or 25.3%, from $3.6 million for the six months ended June 30, 1998, to $4.5 million for the six months ended June 30, 1999. The average cost of total interest-bearing liabilities for the period decreased 79 basis points to 4.18% in 1999, from 4.97% in 1998. The average yield on interest-earning assets decreased 60 basis points to 6.97% in 1999, from 7.57% in 1998. The net interest rate spread increased by 19 basis points from 2.60% in 1998, to 2.79% in 1999.

Provision for Loan Losses

The Company's provision for loan losses was $300,000 for the six months ended June 30, 1999, compared to $180,000 for the 1998 period. This increase generally reflects the growth within the loan portfolio, the average balance of which increased by $15.8 million, or 19.0%, to $98.9 million for the six months ended June 30, 1999. Management of the Company assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non- performing loans in the event it increases the level of commercial real estate, commercial, construction or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.

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


                                                                  June 30, 1999            December 31, 1998
                                                                 ---------------------------------------------
                                                                               (In thousands)

Non-accrual loans:
         Commercial and industrial loans..................    $           273                 366
         Automobile loans.................................                 35                  37
         Consumer loans...................................                 80                 108
                                                                          ---                 ---
              Total non-accrual loans.....................                388                 511

         Loans contractually past due 90 days or
         more, other than non-accruing  (2)...............                  -                   -
                                                                          ---                 ---
              Total non-performing loans..................     $          388                 511
                                                                          ===                 ===

Allowance for possible loan losses as a percentage
         of loans  (1)....................................                1.16 %             1.12 %
Allowance for possible loan losses as a percentage
         of total non-performing loans....................               13.66 %           209.59 %
Non-performing loans as a percentage of loans  (1)........                 .37 %              .54 %


(1)    Loans include loans receivable, net excluding the allowance for possible loan losses.
(2)    Excludes $378,000 of loans, at December 31, 1998, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments.  The Company is in the process of renewing these obligations and/or awaiting anticipated repayment.


Other Operating Income

Other operating income increased $618,000, or 209.5%, to $913,000 for the six months ended June 30, 1999, compared to $295,000 for the six months ended June 30, 1998. The increase was primarily attributable to the establishment of the Company's residential mortgage department in May, 1998, and fee income associated with the origination and sale of residential mortgages. Such fees amounted to approximately $325,000 for the six months ended June 30, 1999. In addition, service charges on deposit accounts increased by $136,000, or 78.2%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule.

Other Operating Expense

Other operating expenses increased $1.2 million, or 46.2%, in the current period from $2.6 million for the six months ended June 30, 1998. Salaries and employee benefits increased by $696,000, or 55.9%, to $1.9 million for the six months ended June 30, 1999, reflecting a 23.7% increase in staff in connection with the Company's branch expansion, opening of a residential mortgage department, continued internal growth, and the strengthening of the Company's middle-management to support the planned growth. Occupancy expense for the six months ended June 30, 1999, was $280,000, compared to $194,000 for the 1998 period, an increase of $86,000, or 44.3%, reflecting the branch expansion and main office expansion to support operations growth.

Income Taxes

Total income tax expense increased $20,000, or 4.6%, from $432,000 for the six months ended June 30, 1998, to $452,000 for the six months ended June 30, 1999. The effective tax rate decreased from 39.6% for the 1998 period, to 35.2% for the 1999 period, and is attributable to the combination of the municipal obligations portfolio and the related tax benefits of a subsidiary of the Bank.

Liquidity

Liquidity management for the Company requires that funds be available to pay all deposit withdrawal and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. For most banks, including the Bank, maturing assets provided only a limited portion of the funds required to pay maturing liabilities over a very short time frame. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the six months ended June 30, 1999, and 1998, the Company's purchases of securities were all classified available-for-sale and totaled $226.8 million and $198.1 million, respectively. Loan originations, net of principal repayments on loans, totaled $11.8 million and $11.1 million, for the six months ended June 30, 1999, and 1998, respectively. Those activities were funded primarily by borrowings and principal repayments and maturities on securities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans and liquidate available-for-sale securities and access its lines of credit, totaling $3.5 million with unaffiliated financial institutions which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.3% of the Company's assets, which enable it to borrow funds on a secured basis. The Company could also engage in other borrowings, including reverse repurchase agreements.

At June 30, 1999, the Company's borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At June 30, 1999, convertible advances outstanding were as follows:

                        Interest               Call              Contractual
          Amount          Rate                 Date               Maturity
       -----------      --------            ----------           -----------
       $14,000,000        5.49%             02/19/2003           02/19/2008
       $10,000,000        4.24%             10/08/2000           10/08/2008
       $15,000,000        4.59%             01/21/2002           01/21/2009

Management of the Company has set minimum liquidity level of 10% as a target. The Company's average liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the six months ended June 30, 1999, was 24.7%. The Company's strategic plan is to build its core business by generating and maintaining banking relationships with small and medium-sized privately owned businesses, professional firms and high net worth individuals within its market area.

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

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 1999, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 7.81%, 16.32% and 17.21%, respectively.

Year 2000

The Company has initiated a program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the year 2000. The Company uses purchased software for all of its internal transaction processing applications; therefore, no significant internal programming is necessary to prepare these systems to handle transactions in the year 2000. The majority of the Company's efforts in preparation for year 2000 processing relate to testing purchased and outsourced processing systems, as well as updating databases.

The Company's primary application, which handles processing of loans, deposits, and general ledger, has been certified as year 2000 compliant by the vendor. As of December 31, 1998, the Company has completed extensive testing of all critical internal applications and the test results have not indicated any year 2000 related issues. As part of our ongoing efforts to assess and minimize potential risks associated with the year 2000, management has completed an evaluation of its customer base and is continuing its efforts with such customers to discuss the status of their year 2000 readiness. Through this evaluation process, the Company is aware of no issues that would significantly affects the Company's ability to conduct business as usual during and after the century date change.

Despite having completed reasonable testing and certification of its internal computer systems, as of June 30, 1999, the Company had developed its business resumption plan considering the potential impact of disruptions in all critical and non-critical applications from within and from third-party business partners and infrastructure providers. Testing of the business resumption plan has been completed to verify the proper processing of transactions on the backup system.

Monitoring and managing the year 2000 projects results in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements and costs involved in testing software products for the year 2000 compliance. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and the development of the business resumption plan. The Company does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the year 2000 issue will be charged to earnings as incurred.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk
-------     ----------------------------------------------------------

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

At June 30, 1999, 78.3% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 7.2 years. At such date, $26.0 million, or 19.1%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
6.2 years. At June 30, 1999, the Company had $56.9 million of certificates of deposit with maturities of one year or less and $22.0 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 38.9% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

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

At June 30, 1999, the effect of instantaneous and sustained interest rate changes on the Company's net interest income and Net Economic Value of Equity are as follows:

                Change in
              Interest Rates               Potential Change in                Potential Change in
              in Basis Points              Net Interest Income           Net Economic Value of Equity
             ----------------            ------------------------        -----------------------------
                                         $ Change      % Change           $ Change        % Change
             -----------------------------------------------------------------------------------------
                                                  (Dollars in thousands)

                   200                  $    583           5.75 %       $  (9,041)       (41.30) %
                   100                       257           2.54            (3,143)       (14.36)
                 Static                        -              -                 -             -
                  (100)                     (667)         (6.58)            6,891         31.48
                  (200)                   (1,862)        (18.37)           10,910        49.83



                  PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
-------           ------------------
                  Not applicable.

Item 2.           Changes in Securities and Use of Proceeds
-------           -----------------------------------------
                  Not applicable.

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

The Company's Annual Meeting of Stockholders was held on April 21, 1999, and the following individuals were elected as Directors for a term of 3 years each:

                                        Votes           Votes                        Broker
                                         For          Withheld      Abstentions     Non-Votes
                                      ---------       --------      -----------     ---------
     Harvey Auerbach                  1,363,148        119,250           -              -
     Perry B. Duryea, Jr.             1,363,398        119,000           -              -
     Frank J. Esposito                1,363,348        119,050           -              -
     Roy M. Kern, Sr.                 1,363,598        118,800           -              -
     Douglas C. Manditch              1,363,598        118,800           -              -

The terms of the following Directors continued after the Annual Meeting:

John L. Ciarelli, Donald Del Duca, Waldemar Fernandez, Gordon Lenz, Walter J. Mack, Werner Neuburger, Thomas Roberts III, Alfred Romito, Sally Ann Slacke and John C. Tsunis.

Item 5.           Other Information
-------           -----------------
                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
         (a)      Exhibits
                  11.0   Statement Re: Computation of Per Share Earnings
                  27.0   Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                           LONG ISLAND FINANCIAL CORP.
                                  (Registrant)



Date:    August 13, 1999              By:    /s/ Douglas C. Manditch
                                          -------------------------------------
                                          Douglas C. Manditch
                                          President and Chief Executive Officer


Date:    August 13, 1999            By:      /s/ Thomas Buonaiuto
                                          -------------------------------------
                                          Thomas Buonaiuto
                                          Vice President and Treasurer

Exhibit 11.0      Computation Of Per Share Earnings

Long Island Financial Corp.
Statement Re: Computation of Per Share Earnings
(In thousands, except for share amounts)

                                                        Three Months Ended                  Six Months Ended
                                                  June 30, 1999     June 30, 1998     June 30, 1999    June 30, 1998
                                                  -------------     -------------     -------------    -------------
Net income...................................  $      499                 296              831                  658

Weighted average shares outstanding..........   1,776,326           1,764,571        1,776,160            1,762,513

Basic and diluted earnings per share.........  $     0.28                0.17             0.47                 0.37
                                                     ====                ====             ====                 ====
