Form 10-Q
period 1999-09-30
LONG ISLAND FINANCIAL CORP
filed 1999-11-15
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)        Quarterly Report Pursuant to Section 13 or 15(d) of
       X                    the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999
                                       OR
      Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission File No.: 0-29826

                           LONG ISLAND FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                       11-3453684
--------------------------------           ------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Suffolk Square, Islandia, New York                         11722
---------------------------------------                       ----------
(Address of Principal Executive Offices)                      (Zip Code)

                                    (631) 348-0888
                ----------------------------------------------------
                (Registrant's telephone number, including area code)



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

The registrant had 1,746,326 shares of Common Stock outstanding as of November 8, 1999.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                      Page
PART I - FINANCIAL INFORMATION                                       Number
------------------------------                                       ------
ITEM 1.
 Consolidated Financial Statements - Unaudited
 Consolidated Balance Sheets at September 30, 1999
    and December 31, 1998                                               2
 Consolidated Statements of Earnings for the Three Months Ended
    and Nine Months Ended September 30, 1999 and 1998                   3
 Consolidated Statement of Changes in Stockholders' Equity
    for the Nine Months Ended September 30, 1999                        4
 Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1999 and 1998                                   5
 Notes to Consolidated Financial Statements                             7

ITEM 2.
 Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  10

ITEM 3.
 Quantitative and Qualitative Disclosures About Market Risk             21

PART II  - OTHER INFORMATION
----------------------------
ITEM 1.       Legal Proceedings                                         23
ITEM 2.       Changes in Securities and Use of Proceeds                 23
ITEM 3.       Defaults Upon Senior Securities                           23
ITEM 4.       Submission of Matters to a Vote of Security Holders       23
ITEM 5.       Other Information                                         23
ITEM 6.       Exhibits and Reports on Form 8-K                          23

              Signatures                                                24

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

PART I -      FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements - Unaudited
-------       ---------------------------------------------

                                            LONG ISLAND FINANCIAL CORP.
                                            Consolidated Balance Sheets
                                         (In thousands, except share data)


                                                                       September 30,    December 31,
                                                                           1999              1998
                                                                       -------------    ------------
                                                                        (Unaudited)
Assets:
Cash and due from banks..........................................   $      6,287           13,170
Interest earning deposits........................................            188              269
Federal funds sold...............................................              -            8,050
                                                                           -----           ------
              Total cash and cash equivalents....................          6,475           21,489

Securities held-to-maturity, net
 (estimated fair value of $408 and $665, respectively)...........            409              664
Securities available-for-sale....................................        132,008          145,155
Loans receivable, net............................................        108,158           94,144
Premises and equipment, net......................................          2,211            1,975
Accrued interest receivable......................................          2,201            1,614
Prepaid expenses and other assets................................          8,487            1,502
                                                                         -------          -------
              Total assets.......................................   $    259,949          266,543
                                                                         =======          =======

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits..............................................   $     34,515           36,605
    Savings deposits.............................................         26,484           12,476
    NOW and money market deposits................................         34,039           71,689
    Time certificates issued in excess of $100,000...............         23,499           18,998
    Other time deposits..........................................         78,900           78,099
                                                                         -------          -------
              Total deposits.....................................        197,437          217,867

Borrowed funds...................................................         39,370           24,000
Accrued expenses and other liabilities    .......................          3,296            2,808
                                                                         -------          -------
              Total liabilities..................................        240,103          244,675


Stockholders' equity:
    Common stock (par value $.01 per share, 10,000,000 shares
      authorized; 1,776,326 shares issued; 1,746,326 and
      1,771,306 outstanding, respectively).......................             18               18
    Surplus   ...................................................         20,185           20,126
    Accumulated surplus..........................................          2,331            1,659
    Accumulated other comprehensive (loss) income:
      Net unrealized (depreciation) appreciation in available-for-
      sale securities, net of tax................................         (2,318)              65
    Treasury stock, at cost......................................           (370)               -
                                                                        --------         --------
              Total stockholders' equity.........................         19,846           21,868
                                                                        --------         --------
              Total liabilities and stockholders' equity.........        259,949          266,543
                                                                        ========         ========

See accompanying notes to consolidated financial statements.



                                            LONG ISLAND FINANCIAL CORP.
                                        Consolidated Statements of Earnings
                                                    (Unaudited)
                                         (In thousands, except share data)

                                                                 For the Three Months         For the Nine Months
                                                                 Ended  September 30,         Ended September 30,
                                                                   1999       1998            1999          1998
                                                                  ------     ------          ------        ------
        Interest income:
              Interest earning deposits....................  $        4           5               8           16
              Federal funds sold...........................          36         212             296          436
              Securities ..................................       2,178       1,456           6,860        5,175
              Interest and fees on loans...................       2,364       2,023           6,591        5,815
                                                                 ------       -----          ------       ------
                  Total interest income....................       4,582       3,696          13,755       11,442
                                                                 ------       -----          ------       ------

         Interest expense:
              Savings deposits.............................  $      224         124             526          180
              NOW and money market deposits................         192         197             806          699
              Time certificates issued in excess of $100,000        298         226             955        1,061
              Other time deposits..........................       1,087       1,214           3,334        3,720
              Borrowed funds...............................         520         200           1,465          515
                                                                  -----       -----           -----        -----
                  Total interest expense...................       2,321       1,961           7,086        6,175
                                                                  -----       -----           -----        -----

                  Net interest income......................       2,261       1,735           6,669        5,267

         Provision for loan losses.........................         150         120             450          300
                                                                  -----       -----           -----        -----

                  Net interest income after provision
                  for loan losses .........................       2,111       1,615           6,219        4,967
                                                                  -----       -----           -----        -----

         Other operating income:
              Service charges on deposit accounts..........  $      166         109             476          283
              Net gain on sale of securities...............           -           -              88           13
              Mortgage banking operations..................         114          69             439           73
              Other .......................................         135          68             325          172
                                                                    ---         ---           -----          ---
                  Total other operating income.............         415         246           1,328          541

         Other operating expenses:
              Salaries and employee benefits...............         962         763           2,903        2,008
              Occupancy expense............................         135         128             415          330
              Premises and equipment expense...............         186         136             535          362
              Other........................................         642         491           1,810        1,375
                                                                  -----       -----           -----        -----
                  Total other operating expenses...........       1,925       1,518           5,663        4,075

                  Income before provision for income taxes.         601         343           1,884        1,433

         Provision for income taxes........................         220         108             672          540
                                                                    ---         ---             ---          ---

                  Net income...............................  $      381         235            1,212         893
                                                                    ===         ===            =====         ===
                  Basic and diluted earnings per share.....  $     0.22        0.13             0.68        0.51
                                                                   ====        ====             ====        ====

         Weighted average shares outstanding...............   1,758,364    1,768,166       1,770,163    1,764,418
                                                              =========    =========       =========    =========

See accompanying notes to consolidated financial statements.



                                                   LONG ISLAND FINANCIAL CORP.
                                    Consolidated Statement of Changes in Stockholders' Equity
                                          For the Nine Months Ended September 30, 1999
                                                           (Unaudited)
                                                (In thousands, except share data)


                                                                                         Accumulated
                                                                                            other
                                                 Common                Accumulated       comprehensive    Treasury
                                                 stock     Surplus       surplus         income (loss)     stock        Total
                                               ---------  ---------   -------------    ----------------  ----------   -------
Balance at December 31, 1998............    $       18       20,126         1,659                65              -       21,868

Comprehensive income (loss): (1)
   Net income for the period............             -            -         1,212                 -              -        1,212
     Other comprehensive income,
       net of tax:
     Unrealized depreciation in available-
       for-sale securities, net of
       reclassification adjustment (2)..             -            -             -            (2,383)             -       (2,383)
                                                  ----         ----          ----            -------           ----      -------
   Total comprehensive income (loss)....                                                                                 (1,171)

Dividend reinvestment and stock
 purchase plan, issued 5,020 shares.....             -           59             -                 -              -           59

Dividends declared on common
 stock ($.24 per common share)..........             -            -          (425)                -              -         (425)

Corporate reorganization costs..........             -            -          (115)                -              -         (115)

Treasury stock, at cost (30,000 shares).             -            -             -                 -           (370)        (370)
                                                  ----         ----          ----              ----           -----        -----

Balance at September 30, 1999...........    $       18       20,185         2,331            (2,318)          (370)      19,846
                                                    ==       ======         =====            =======          =====      ======

(1)      The Company's comprehensive income for the Nine Months Ended September 30, 1998, was $1,103,000.
(2)      Disclosure of reclassification amount:
                                                                                               September 30, 1999
         Comprehensive income (loss) items, net of tax                                         ------------------
         Unrealized loss in available-for-sale securities,
           arising during the period                                                          $        (2,331)
         Less: Reclassification adjustment for gains included in income                                    52
                                                                                                       -------

         Net unrealized depreciation                                                          $        (2,383)
                                                                                                       =======

See accompanying notes to consolidated financial statements.


                                              LONG ISLAND FINANCIAL CORP.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                    (In thousands)

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                               1999          1998
                                                                              ------        ------
Cash flows from operating activities:
       Net income ...................................................  $      1,212           893
       Adjustments to reconcile net income to net cash (used in)
             provided by operating activities:
                 Provision for possible loan losses..................           450           300
                 Depreciation and amortization.......................           427           279
                 Amortization of premiums, net
                     of discount accretion...........................           (65)           70
                 Gain on sales of securities.........................           (88)          (13)
                 Proceeds and gains from sales of loans held-for-
                     sale, net of originations.......................         1,297          (955)
                 Net deferred loan origination fees..................           102            82
                 Deferred income taxes...............................             -            89
                 Changes in asset and liability accounts:
                     Accrued interest receivable.....................          (587)          463
                     Accrued expenses and other liabilities..........           534           (79)
                     Prepaid expenses and other assets...............        (5,337)         (321)
                                                                             -------         -----
                 Net cash (used in) provided by
                     operating activities............................        (2,055)          808
                                                                             -------          ---

       Cash flows from investing activities:
             Purchases of securities available-for-sale..............      (226,838)     (204,587)
             Proceeds from sales of securities available-for-sale....        12,777         4,773
             Proceeds from maturities of securities..................       211,695       192,350
             Principal repayments on securities......................        11,844        17,237
             Loan originations and principal
                 repayments on loans, net............................       (15,863)       (8,183)
             Purchase of premises and equipment......................          (663)       (1,059)
                                                                           ---------     ---------
                 Net cash used in investing activities...............        (7,048)          531
                                                                           ---------     ---------

       Cash flows from financing activities:
             Net decrease in demand deposit
                 accounts,  NOW accounts, money
                 market and savings accounts.........................       (25,732)      (6,289)
             Net increase (decrease) in certificates of deposit......         5,302       (4,413)
             Payments for cash dividends.............................          (425)        (423)
             Increase in borrowings..................................        15,370       14,000
             Proceeds from shares issued under the
                 dividend reinvestment plan..........................            59          170
             Treasury stock purchased................................          (370)           -
                 Corporate reorganization costs......................          (115)           -
                                                                             -------     -------
                 Net cash (used in) provided by financing activities.        (5,911)       3,045
                                                                             -------     -------

             Net (decrease) increase in cash and cash equivalents....       (15,014)       4,384

       Cash and cash equivalents at beginning of period..............        21,489       29,764
                                                                            -------      -------
       Cash and cash equivalents at end of period....................  $      6,475       34,148
                                                                            =======      =======

(Continued)

(Continued)

                                              LONG ISLAND FINANCIAL CORP.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                    (In thousands)



                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                         1999         1998
                                                                        ------       ------
        Supplemental disclosure of cash flow information

        Cash paid during the period for:
              Interest ..................................       $       7,392        6,277
                                                                        =====        =====

              Income taxes ..............................       $           -          642
                                                                        =====        =====



       See accompanying notes to consolidated financial statements.


                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiary, Long Island Commercial Bank (the "Bank"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its specific designation.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years beginning after June 15, 2000. SFAS No.'s 133 and 137 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 133.

4.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                  September 30, 1999         December 31, 1998
                                                                              Estimated                   Estimated
                                                               Amortized        fair        Amortized       fair
                                                                 cost           value         cost          value
                                                              ----------     ----------     ---------     ---------
                                                                                 (In thousands)

      Held-to-maturity, net:
      Mortgage-backed securities:
         CMO ...........................................   $        409           408           664             665
                                                                    ===           ===           ===             ===

      Available-for-sale:
      U.S. Government and Agency Obligations............   $     83,032        80,135        78,994          78,980
      Mortgage-backed securities:
         GNMA  .........................................         41,770        40,706        39,864          39,771
         FHLMC .........................................          1,432         1,460         2,453           2,487
         FNMA  .........................................          3,847         3,843         6,060           6,097
      Municipal obligations ............................          1,166         1,138        12,855          13,002
      Other debt securities ............................            108           107           199             199
                                                                -------       -------       -------         -------
      Total debt securities ............................        131,355       127,389       140,425         140,536

      Equity securities - FHLB stock ...................          4,619         4,619         4,619           4,619
                                                                -------       -------       -------         -------
        Total securities available-for-sale ............   $    135,974       132,008       145,044         145,155
                                                                =======       =======       =======         =======


5.       LOANS RECEIVABLE, NET

Loans receivable, net consist of the following as of the dates indicated:

                                                            September 30, 1999             December 31, 1998
                                                            ------------------             -----------------
                                                                         (Dollars in thousands)

         Commercial and industrial loans.............  $    33,092     30.0  %         $   30,853      32.1  %
         Commercial real estate loans................       72,958     66.3                53,990      56.2
         Automobile loans............................        2,525      2.3                 8,262       8.6
         Consumer loans..............................        1,334      1.2                 1,396       1.5
         Residential real estate loans held-for-sale.          189       .2                 1,486       1.6
                                                           -------    -----                ------     -----
                                                           110,098    100.0  %             95,987     100.0  %
         Less:
           Unearned income...........................           79                            362
           Deferred fees, net........................          512                            410
           Allowance for loan losses.................        1,349                          1,071
                                                           -------                         ------
                                                       $   108,158                     $   94,144
                                                           =======                         ======



6.       RECENT DEVELOPMENTS

On August 24,1999 the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on October 1, 1999, to shareholders' of record as of September 24, 1999.

On April 15, 1999, the Company announced the commencement of a program to repurchase up to 10% of it's outstanding common stock. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such purchases will be made at times and in amounts the Company deems appropriate and may be discontinued at any time. As of September 30, 1999, 30,000 shares have been repurchased by the Company at an aggregate cost of $370,000.

7.       PENDING LEGISLATION

Legislation on which the Congress has completed it's work and which the President is expected to sign eliminates many Federal and State law barriers to affiliations among banks and other financial services providers. The legislation, which takes effect 120 days after the date of enactment, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation, preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Community Reinvestment Act of 1977 rating as of its most recent examination.

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

Financial Condition

The Company's total assets were $259.9 million as of September 30, 1999, compared to $266.5 million at December 31, 1998. The decline in cash and cash equivalents of $15.0 million, or 69.9%, was attributable to the timing of seasonal municipal deposits which were not on deposit at September 30, 1999. Loans receivable, net increased $14.0 million, or 14.9%, to $108.2 million at September 30, 1999, despite a $5.7 million reduction in the automobile loan portfolio during the nine month period ended September 30, 1999. The decrease in securities available-for-sale reflects the sale of certain municipal obligations during the nine month period ended September 30, 1999, combined with principal repayments on the Company's mortgage-backed securities portfolio. Prepaid expenses and other assets grew by $7.0 million primarily as a result of the purchase of bank owned life insurance, covering the directors and executive officers of the Bank. The purchase of this insurance provides benefits to both the Bank and the covered directors and employees.

Total deposits decreased $20.5 million, or 9.4%, from $217.9 million at December 31, 1998 to $197.4 million at September 30, 1999, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $37.7 million, or 52.5%, from $71.7 million at December 31, 1998 to $34.0 million at September 30, 1999, is attributable to the timing of seasonal municipal deposits, which were not on deposit at September 30, 1999, as was the decrease of $2.1 million, or 5.7%, in demand deposits. The effects of those declines were offset in part by a $14.0 million, or 112.3%, increase in savings deposits and a $4.5 million increase in time deposits in excess of $100,000 from December 31, 1998, to September 30, 1999. The increase in savings deposits is a result of new products offering competitive rates to higher balance accounts.

Borrowed  funds  increased by $15.4  million,  or 64.0%,  from $24.0  million at
December 31, 1998 to $39.4 million at September 30, 1999, as the Company continued its leveraging strategy in the first nine months of 1999. Total stockholders' equity decreased $2.1 million to $19.8 million at September 30, 1999 from $21.9 million at December 31, 1998. The decrease was primarily due to a $2.4 million decrease in net unrealized appreciation on securities available-for-sale, dividends declared of $425,000 for the nine months ended
September 30, 1999, and stock repurchases of $370,000, offset in part by net income of $1.2 million.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the nine months ended September 30, 1999, and 1998, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans as they are not material.






                                                                     Three Months Ended September 30,
                                                              1999                                     1998
                                                --------------------------------------------------------------------------
                                                                         Average                                   Average
                                                Average                  Yield /          Average                  Yield /
                                                Balance     Interest      Cost            Balance    Interest       Cost
                                                -------     --------     -------          -------    --------      -------
                                                                          (Dollars in thousands)

Interest earning assets:
    Federal funds sold and
      interest-earning deposits.......    $       3,150   $      40       5.08 %    $     15,993   $     217       5.43 %
    Securities held-to-maturity and
      available-for-sale, net (5).....          133,342       2,166       6.50            82,567       1,347       6.53
    Municipal obligations (4).........            1,166          17       5.83             9,875         163       6.60
    Loans receivable, net (1).........          104,675       2,364       9.03            89,963       2,023       8.99
                                                -------       -----                      -------       -----
      Total interest-earning assets...          242,333       4,587       7.57           198,398       3,750       7.56
                                                              -----                                    -----
Non-interest-earning assets..............        18,888                                    8,566
                                                -------                                  -------
Total assets............................. $     261,221                             $    206,964
                                                =======                                  =======


Interest-bearing liabilities:
    Savings deposits..................... $      25,960   $     224       3.45      $     12,724   $     124       3.90
    NOW and money market deposits........        36,235         192       2.12            30,572         197       2.58
    Certificates of deposit..............       101,027       1,385       5.48            98,498       1,440       5.85
                                                -------       -----                      -------       -----
      Total interest-bearing deposits....       163,222       1,801       4.41           141,794       1,761       4.97
    Borrowed funds.......................        41,662         520       4.99            14,169         200       5.65
                                                -------       -----                      -------       -----
      Total interest-bearing liabilities.       204,884       2,321       4.53           155,963       1,961       5.03
                                                              -----                                    -----
Other non-interest bearing liabilities...        36,602                                   29,142
                                                -------                                  -------
Total liabilities........................       241,486                                  185,105
Stockholders' Equity.....................        19,735                                   21,859
                                                -------                                  -------
Total liabilities and stockholders'
       equity............................ $     261,221                             $    206,964
                                                =======                                  =======

Net interest income/
     interest rate spread (2) (4)........                 $  2,266        3.04 %                   $   1,789       2.53 %
                                                             =====        ====                         =====       ====

Net interest margin (3)..................                                 3.74 %                                   3.61 %
                                                                          ====                                     ====

Ratio of interest-earning assets to
     interest-bearing liabilities........                                 1.18                                     1.27
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


                                                                     Nine Months Ended September 30,
                                                              1999                                     1998
                                                --------------------------------------------------------------------------
                                                                         Average                                   Average
                                                Average                  Yield /          Average                  Yield /
                                                Balance     Interest      Cost            Balance    Interest       Cost
                                                -------     --------     -------          -------    --------      -------
                                                                              (Dollars in thousands)

Interest earning assets:
    Federal funds sold and
      interest-earning deposits.......... $       8,536   $     304       4.75 %    $     11,107   $     452       5.43 %
    Securities held-to-maturity and
      available-for-sale, net (5)........       142,858       6,682       6.24           100,821       4,974       6.58
    Municipal obligations (4)............         5,490         251       6.10             6,099         302       6.60
    Loans receivable, net (1)............       100,821       6,591       8.72            85,395       5,815       9.08
                                                -------       -----                      -------       -----
      Total interest-earning assets......       257,705      13,828       7.15           203,422      11,543       7.57
                                                             ------                                   ------
Non-interest-earning assets..............        19,192                                   10,130
                                                -------                                  -------
Total assets............................. $     276,897                             $    213,552
                                                =======                                  =======


Interest-bearing liabilities:
    Savings deposits..................... $      21,530   $     526       3.26      $      6,975   $     180       3.44
    NOW and money market deposits........        54,799         806       1.96            37,560         699       2.48
    Certificates of deposit..............       104,007       4,289       5.50           108,084       4,781       5.90
                                                -------       -----                      -------       -----
      Total interest-bearing deposits....       180,336       5,621       4.16           152,619       5,660       4.94
    Borrowed funds.......................        39,791       1,465       4.91            12,355         515       5.56
                                                -------       -----                      -------       -----
      Total interest-bearing liabilities.       220,127       7,086       4.29           164,974       6,175       4.99
                                                              -----                                    -----
Other non-interest bearing liabilities...        35,912                                   26,908
                                                -------                                  -------
Total liabilities........................       256,039                                  191,882
Stockholders' Equity.....................        20,858                                   21,670
                                                -------                                  -------
Total liabilities and stockholders'
       equity............................ $     276,897                             $    213,552
                                                =======                                  =======

Net interest income/
   interest rate spread (2) (4)..........                 $   6,742       2.86 %                   $   5,368       2.58 %
                                                              =====       ====                         =====       ====

Net interest margin (3)..................                                 3.49 %                                   3.52 %
                                                                          ====                                     ====

Ratio of interest-earning assets to
       interest-bearing liabilities......                                 1.17                                     1.23
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

                                                             13

Comparison  of Operating  Results for the Three Months Ended
September 30, 1999 and 1998

General

The Company reported net income of $381,000, or basic and diluted earnings per share of $.22 for the quarter ended September 30, 1999, compared to $235,000, or basic and diluted earnings per share of $.13 for the comparable prior year period. The increase in net income was attributable primarily to increases in net interest income of $526,000, or 30.3%, and other operating income of $169,000, or 68.7%, which were offset in part by increases in other operating expenses of $407,000, or 26.8%.

Interest Income

Interest income, on a fully-taxable  equivalent basis,  increased  $837,000,  or
22.3 %, from $3.8 million for the three months ended September 30, 1998, to $4.6 million for the three months ended September 30, 1999. The increase was attributable to an increase in the average balance of total interest-earning assets of $43.9 million, or 22.1%, from $198.4 million for the three months ended September 30, 1998, to $242.3 million for the three months ended September 30, 1999. The average balance of securities held-to-maturity and available-for-sale, net, (exclusive of municipal obligations) increased $50.8 million, or 61.5%, with a decrease in the average yield to 6.50% for the three months ended September 30, 1999, from 6.53% for the comparable period in 1998. The decline in the average balance of municipal obligations to $1.2 million for the three months ending September 30, 1999, from $9.9 million for the comparable prior year period was the result of the sale of approximately $11.8 million in municipal obligations during the second quarter of 1999. The proceeds from the sale were reinvested in higher earning assets, primarily bank owned life insurance and other available-for-sale securities. The average balance of loans receivable, net increased $14.7 million, or 16.4% from $90.0 million for the three months ended September 30, 1998, to $104.7 million for the 1999 period. The average yield on loans receivable, net, increased 4 basis points to 9.03% for the three months ended September 30, 1999, from 8.99% for the comparable period in 1998. The increase in yield is a result of non-accrual interest received totaling $67,000, or approximately 25 basis points. Excluding that interest, the yield on loans receivable, net, for the three months ended September 30, 1999 would have been 8.78%, a decrease of 21 basis points from the comparable 1998 period. That decrease reflects the lower market interest rates resulting from increasingly competitive pricing in 1999 in commercial real estate lending.

Interest Expense

Interest expense increased $360,000, or 18.4%, to $2.3 million for the three months ended September 30, 1999, from $2.0 million for the three months ended September 30, 1998, resulting primarily from a $48.9 million or 31.4% increase in the average balance of total interest-bearing liabilities to $204.9 million for the three months ended September 30, 1999, from $156.0 million for the comparable prior year period. The increased expense results from an increase in the average balance of interest-bearing deposits of $21.4 million, or 15.1%, coupled with an increase in the average balance of borrowed funds of $27.5 million, or 194.0%. The average rate paid on interest-bearing deposits decreased 56 basis points for the three month period ended September 30, 1999, to 4.41% when compared with the 4.97% rate paid for the 1998 period. The decrease in average rate reflects the increased growth in lower cost deposits as a result of increased sales efforts in late 1998 and early 1999. The average balance of savings deposits increased by $13.2 million, or 104.0%, and the average balance of NOW and money market deposits increased by $5.7 million, or 18.5% from period to period. The average balance of certificates of deposit increased only $2.6 million as the Company continues to focus on reducing its cost of funds. The average cost of borrowed funds decreased 66 basis points to 4.99% for the three months ended September 30, 1999, from 5.65% for the comparable period in 1998, due to lower market interest rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $477,000, or 26.7%, to $2.3 million for the three months ended September 30, 1999, from $1.8 million for the three months ended September 30, 1998. The average cost of total interest-bearing liabilities for the period decreased 50 basis points to 4.53% in 1999, from 5.03% in 1998. The average yield on interest-earning assets for the period increased 1 basis point to 7.57% in 1999, from 7.56% in 1998. The net interest rate spread increased by 51 basis points from 2.53% in 1998, to 3.04% in 1999.

Provision for Loan Losses

The Company's provision for loan losses was $150,000 for the three months ended September 30, 1999, compared to $120,000 for the 1998 period. This increased provision was made primarily to reflect the growth within the loan portfolio, the average balance of which increased by $14.7 million, or 16.4%, from $90.0 million in the 1998 period, to $104.7 million for the three months ended September 30, 1999.

Other Operating Income

Other operating income increased $169,000, or 68.7%, to $415,000 for the three months ended September 30, 1999, compared to $246,000 for the three months ended September 30, 1998. The increase was attributable, in part, to fee income associated with the origination and sale of residential mortgages. Such fees amounted to $114,000 for the three months ended September 30, 1999. Service charges on deposits accounts increased by $57,000, or 52.3%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. Other operating income increased as a result of dividends earned on bank owned life insurance.

Other Operating Expense

Other operating expenses increased $407,000, or 26.8%, to $1.9 million for the three months ended September 30, 1999, from $1.5 million for the three months ended September 30, 1998. Salaries and employee benefits increased by $199,000, or 26.1%, to $1.0 million for the three months ended September 30, 1999, reflecting internal growth, and the strengthening of the Company's middle-management to support the planned growth. The increase from period to period in occupancy expense, premises and equipment expense, and other expense reflect the branch expansion, the delivery and support of electronic banking services and main office expansion to support operations growth.

Income Taxes

Provision for income tax expenses increased $112,000, or 103.7%, from $108,000 recorded for the quarter ended September 30, 1998, to $220,000 for the quarter ended September 30, 1999. The increase is primarily attributable to the increase in income before income taxes.


Comparison  of Operating  Results for the Nine Months Ended
September  30, 1999 and 1998

General

The Company reported net income of $1.2 million, or basic and diluted earnings per share of $.68 for the nine months ended September 30, 1999, compared to $893,000, or basic and diluted earnings per share of $.51 for the comparable prior year period. The increase was attributable to increases in net interest income of $1.4 million, or 26.6%, and other operating income of $787,000, or 145.5%, offset in part by increases in other operating expenses of $1.6 million, or 39.0%.

Interest Income

Interest income, on a fully-taxable equivalent basis, increased $2.3 million, or 19.8%, to $13.8 million for the nine months ended September 30, 1999, from $11.5 million for the nine months ended September 30, 1998. This increase was attributable to an increase in the average balance of total interest-earning assets of $54.3 million, or 26.7%, from $203.4 million for the nine months ended September 30, 1998, to $257.7 million for the nine months ended September 30, 1999. The average balance of securities held-to-maturity and available-for-sale, net, (exclusive of municipal obligations) increased $42.0 million, or 41.7%, in the nine months ended September 30, 1999, from the nine months ended September 30, 1998, with a decrease in the average yield from 6.58% for the nine months ended September 30, 1998, to 6.24% for the 1999 period. The average balance of loans receivable, net, increased $15.4 million, or 18.1% from $85.4 million for the nine months ended September 30, 1998, to $100.8 million for the 1999 period. The average yield on loans receivable, net, decreased 36 basis points to 8.72% for the three months ended September 30, 1999, from 9.08% for the comparable period in 1998. This decrease reflects lower market interest rates resulting from increasingly competitive pricing in 1999 in commercial real estate lending.

Interest Expense

Interest expense increased $911,000, or 14.8%, from $6.2 million for the nine months ended September 30, 1998, to $7.1 million for the nine months ended September 30, 1999. This was attributable to an increase in the average balance of total interest-bearing liabilities for the period of $55.2 million, or 33.4%, to $220.1 million for the nine months ended September 30, 1999, from $165.0 million for the comparable 1998 period. The growth reflected an increase in the average balance of interest-bearing deposits of $27.7 million, or 18.2%, coupled with an increase in the average balance of borrowed funds of $27.4 million, or 222.1%. The average rate paid on interest-bearing deposits decreased 78 basis points for the nine month period ended September 30, 1999, to 4.16% when compared to the 4.94% rate paid for the 1998 period. The decrease in average rate continues to reflect the growth in lower cost deposits as a result of increased sales efforts in 1999. The average balance of savings deposits increased by $14.6 million, or 208.7%, and the average balance of NOW and money market deposits increased by $17.2 million, or 49.9%. The average balance of certificates of deposit decreased by $4.1 million for the nine months ended September 30, 1999 as the Company continued to focus on replacing higher cost funds with lower cost core deposits. The average cost of borrowed funds decreased 65 basis points to 4.91% for the nine months ended September 30, 1999, from 5.56% for the comparable period in 1998, due to increased borrowings in 1998 and 1999 at lower market rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $1.3 million, or 25.6%, from $5.4 million for the nine months ended September 30, 1998, to $6.7 million for the nine months ended September 30, 1999. The average cost of total interest-bearing liabilities for the period decreased 70 basis points to 4.29% in 1999, from 4.99% in 1998. The average yield on interest-earning assets decreased 42 basis points to 7.15% in 1999, from 7.57% in 1998. The net interest rate spread increased by 28 basis points from 2.58% in 1998, to 2.86% in 1999.

Provision for Loan Losses

The Company's provision for loan losses was $450,000 for the nine months ended September 30, 1999, compared to $300,000 for the 1998 period. This increased provision was made to reflect the growth within the loan portfolio, the average balance of which increased by $15.4 million, or 18.1%, to $100.8 million for the nine months ended September 30, 1999. Management of the Company assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, commercial, construction or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued but not collected interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.




                                                               September 30, 1999          December 31, 1998
                                                               ------------------          -----------------
                                                                               (In thousands)

Non-accrual loans:
         Commercial and industrial loans..................    $          45                        366
         Automobile loans.................................               16                         37
         Consumer loans...................................               71                        108
                                                                       ----                       ----
              Total non-accrual loans.....................              132                        511

         Loans contractually past due 90 days or
         more, other than non-accruing  (2)...............                -                          -
                                                                       ----                       ----

              Total non-performing loans..................    $         132                        511
                                                                       ----                       ----


Allowance for loan losses as a percentage
         of loans  (1)....................................             1.23 %                     1.12 %
Allowance for loan losses as a percentage
         of total non-performing loans....................         1,021.97 %                   209.59 %
Non-performing loans as a percentage of loans  (1)........              .12 %                      .54 %


(1) Loans include loans receivable, net excluding the allowance for loan losses.
(2) Excludes $55,638 and $378,000 of loans, at September 30, 1999 and December 31, 1998, respectively, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The Company is in the process of renewing these obligations and/or awaiting anticipated repayment.


Other Operating Income

Other operating income increased $787,000, or 145.5%, to $1.3 million for the nine months ended September 30, 1999, compared to $541,000 for the nine months ended September 30, 1998. The increase was attributable, in part, to fee income associated with the origination and sale of residential mortgages. Such fees increased by $366,000 for the nine months ended September 30, 1999. Service charges on deposit accounts increased by $193,000, or 68.2%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. Other operating income increased $153,000 primarily as a result of dividends earned on bank owned life insurance and certain loan prepayment fees.

Other Operating Expense

Other operating expenses increased $1.6 million, or 39.0%, to $5.7 million in the nine months ended September 30, 1999, from $4.1 million in the nine months ended September 30, 1998. Salaries and employee benefits increased by $895,000, or 44.6%, to $2.9 million for the nine months ended September 30, 1999, reflecting branch expansion, internal growth, and the strengthening of the Company's middle-management to support the planned growth. Increases in occupancy expense, premises and equipment expense, and other expense for the nine months ended September 30, 1999 are a result of branch expansion and the delivery and support of electronic banking services.

Income Taxes

Provision for income taxes increased $132,000, or 24.4%, from $540,000 for the nine months ended September 30, 1998, to $672,000 for the nine months ended September 30, 1999. The increase is attributable to the increase in income before income taxes.

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

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the nine months ended September 30, 1999, and 1998, the Company's purchases of securities were all classified available-for-sale and totaled $226.8 million and $204.6 million, respectively. Loan originations, net of principal repayments on loans, totaled $15.9 million and $8.2 million, for the nine months ended September 30, 1999, and 1998, respectively. Those activities were funded primarily by borrowings and principal repayments and maturities on securities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans, liquidate available-for-sale securities and access its lines of credit, totaling $4.5 million with unaffiliated financial institutions which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.3% of the Company's assets, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At September 30, 1999, the Company's primary borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At September 30, 1999, convertible advances outstanding were as follows:

                     Interest           Call         Contractual
        Amount         Rate             Date          Maturity
      -----------    --------        ----------      -----------
      $14,000,000     5.49%          02/19/2003      02/19/2008
      $10,000,000     4.24%          10/08/2000      10/08/2008
      $15,000,000     4.59%          01/21/2002      01/21/2009


Management of the Company has set minimum liquidity level of 10% as a target. The average of the Company's liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the nine months ended September 30, 1999, was 21.2%.

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

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 1999, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 8.66%, 16.02% and 16.97%, respectively.


Year 2000

The Company has been preparing for Year 2000 since 1998 and is pleased to report that as of September 30, 1999, all significant systems are Year 2000 certified and testing has been completed. The Company uses purchased software for all of its internal transaction processing applications; therefore, no significant internal programming is necessary to prepare these systems to handle transactions in the year 2000. The majority of the Company's efforts in preparation for year 2000 processing relate to testing purchased and outsourced processing systems, as well as updating databases.

Management initiated a Year 2000 program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the Year 2000.

The Company's primary application, which handles processing of loans, deposits, and general ledger, has been certified as year 2000 compliant by the vendor. As of December 31, 1998, the Company had completed extensive testing of all critical internal applications and the test results had not indicated any year 2000 related issues. As part of our ongoing efforts to assess and minimize potential risks associated with the year 2000, management has completed an evaluation of its customer base and is continuing its efforts to discuss the status of their year 2000 readiness with new and existing customers. Through this evaluation process, the Company has not become aware of any issues that would significantly affect the Company's ability to conduct business as usual during and after the century date change.

Despite having completed reasonable testing and certification of its internal computer systems, as of September 30, 1999, the Company had developed its business resumption plan considering the potential impact of disruptions in all critical and non-critical applications from within and from third-party business partners and infrastructure providers. Testing of the business resumption plan has been completed to verify the proper processing of transactions on the backup system.

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



Item 3.       Quantitative and Qualitative Disclosures About Market Risk
-------       ----------------------------------------------------------

The principal objective of the Company's interest rate management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of it operations to changes in interest rates. The Board has directed the Investment Committee to review the Company's interest rate risk position on a quarterly basis.

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

At September 30, 1999, 79.9% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 7.4 years. At such date, $12.2 million, or 9.2%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 6.5 years. At September 30, 1999, the Company had $54.7 million of certificates of deposit with maturities of one year or less and $23.5 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 38.7% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

The Company's interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in the net interest income over the succeeding four quarter period and (ii) the potential change in the fair market value of equity, of the Company ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change of zero and plus or minus 200 basis point increments.

At September 30, 1999, the effect of instantaneous and sustained interest rate changes on the Company's net interest income and Net Economic Value of Equity are as follows:


                Change in
              Interest Rates                Potential Change in                  Potential Change in
              in Basis Points               Net Interest Income             Net Economic Value of Equity
              ---------------             -----------------------           ----------------------------
                                           $ Change      % Change             $ Change          % Change
              -------------------------------------------------------------------------------------------
                                           (Dollars in thousands)
                   200                     $   381          3.81 %            $  (4,432)          (20.13) %
                   100                         205          2.05                   (855)           (3.88)
                 Static                          -             -                      -                -
                  (100)                       (348)        (3.48)                 5,115            23.23
                  (200)                     (1,582)       (15.84)                 7,514            34.13

                  PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
-------           -----------------
                  Not applicable.

Item 2.           Changes in Securities and Use of Proceeds
-------           -----------------------------------------
                  Not applicable.

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------
                  Not applicable.

Item 5.           Other Information
-------           -----------------
                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

    (a)           Exhibits
                  11.0   Statement Re: Computation of Per Share Earnings
                  27.0   Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                           LONG ISLAND FINANCIAL CORP.
                                  (Registrant)



Date:    November 12, 1999        By:   /s/ Douglas C. Manditch
                                      ------------------------------------------
                                      Douglas C. Manditch
                                      President and Chief Executive Officer


Date:    November 12, 1999        By:   /s/ Thomas Buonaiuto
                                      ------------------------------------------
                                      Thomas Buonaiuto
                                      Vice President and Treasurer

Exhibit 11.0      Computation Of Per Share Earnings

Long Island Financial Corp.
Statement Re: Computation of Per Share Earnings
(In thousands, except for share amounts)

                                                       Three Months Ended                            Nine Months Ended
                                           September 30, 1999    September 30, 1998     September 30, 1999    September 30, 1998
                                           ------------------    ------------------     ------------------    ------------------

Net income.............................   $         381                 235                  1,212                    893


Weighted average shares outstanding....       1,758,364           1,768,166              1,770,163              1,764,418

Basic and diluted earnings per share...             .22                 .13                    .68                    .51
                                                    ===                 ===                    ===                    ---

