Form 10-K
period 1999-12-31
LONG ISLAND FINANCIAL CORP
filed 2000-03-30
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)    Annual Report Pursuant to Section 13 or 15(d) of
    [X]                the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                       OR
    [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                         Commission file Number 0-29826

                           LONG ISLAND FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                    11-3453684
     ---------------------                        -------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  One Suffolk Square, Islandia, New York                 11722
  --------------------------------------              -----------
  (Address of Principal Executive Offices)             (Zip Code)

                                 (631) 348-0888
                                -----------------
              (Registrant's telephone number, including area code)

                                      None
                                   ----------
          (Securities registered pursuant to Section 12(b) of the Act)

                          Common Stock, $.01 par value
                         -------------------------------
          (Securities registered pursuant to Section 12(g) of the Act)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ Stock Market was $17,595,109 on March 24, 2000.

The number of shares outstanding of the registrant's common stock was 1,646,326 as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1. Portions of the 1999 Annual Report to Stockholders for fiscal year 1999 are incorporated herein by reference - Parts II and IV.
2. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 are incorporated herein by reference - Part III.

                           LONG ISLAND FINANCIAL CORP.
                                 1999 FORM 10-K
                                TABLE OF CONTENTS


                                                                         Page
                                   PART I                               Number

Item 1.    Business................. ..................................   3
Item 2.    Properties..................................................  14
Item 3.    Legal Proceedings...........................................  15
Item 4.    Submission of Matters to a Vote of Security Holders ........  15

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................  15
Item 6.    Selected Financial Data.....................................  15
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  15
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..  15
Item 8.    Financial Statements and Supplementary Data.................  15
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.........................  15

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant..........  16
Item 11.   Executive Compensation......................................  16
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..............................................  16
Item 13.   Certain Relationships and Related Transactions..............  17

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K ................................................  17-54

           Signatures..................................................  18

                                     PART I


ITEM 1.           BUSINESS

    Long Island Financial Corp. ("the Company") is a registered bank holding company, incorporated in Delaware in 1998, at the direction of the Directors of Long Island Commercial Bank (the "Bank") for the purpose of becoming a holding company to own all the outstanding common stock of the Bank. At a special meeting on December 8, 1998, the stockholders of Long Island Commercial Bank approved a Plan of Acquisition dated as of September 15, 1998, which subsequently became effective January 28, 1999, and as a result of which: (i) the Bank became a wholly-owned subsidiary of Long Island Financial Corp., a Delaware corporation, and (ii) all of the outstanding shares of the Bank's common stock were converted, subject to dissenter's rights, on a one-for-one basis, into outstanding shares of the common stock of Long Island Financial Corp. No stockholders asserted dissenter's rights. This transaction is hereinafter referred to as the "Reorganization." In addition, the stockholders ratified the Long Island Financial Corp. 1998 Stock Option Plan.

    The Reorganization created a bank holding company structure providing greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at the Bank or in separate subsidiaries of the Company. The reorganization also permits expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities.



    General

    The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. The Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau Counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's senior management has substantial banking experience, and senior management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Nassau and Suffolk Counties, New York.

    The Bank conducts a commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its branch network and using those deposits to originate a variety of commercial, consumer and real estate loans. During periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards is less than the amount of funds available for investment, the Bank invests excess funding in federal funds, mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and municipal obligations. The Bank's revenues are derived principally from interest income on its loan and securities portfolios. The Bank's principal expenses are interest paid on deposits, interest paid on borrowed funds and other operating expenses. Funding sources, other than deposits include: secured borrowings, available lines of credit, sales of securities under agreements to repurchase, and cash flow from lending and investing activities.

    The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and security portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and other operating income. The Bank's other operating expense principally consists of salaries and employee benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and action of regulatory authorities.

In March 1999, the Bank formed a subsidiary, Long Island Commercial Capital Corporation, which was formed to qualify as a real estate investment trust. Long Island Commercial Capital Corporation became an active subsidiary of the Bank on April 23, 1999.

    Market Area and Competition

    The Company's primary customer base is established small to medium-sized and expanding businesses, professionals, and high net worth individuals and consumers. The Company believes that emphasizing personal attention and responsiveness to the needs of its customers, including providing state of the art electronic banking services and expanded service hours, contributes to the Company's competitiveness as a financial services provider.

    The Company faces extensive competition in originating loans and in attracting deposits. Competition among financial institutions is generally based upon interest rates offered on deposit accounts, interest rates charged on loans, fees assessed for services performed, the quality and scope of the services rendered, and the convenience of banking facilities.

    A significant number of financial service entities operate within the Banks market area. In one or more aspects of its business, the Bank competes directly with other commercial banks, savings banks, mortgage banking companies, mortgage brokers, and other providers of financial services. Some of these entities are significantly larger than the Bank and have substantially greater resources and lending limits, and may offer certain services the Bank does not provide. In addition, many non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks.

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

       Loan Approval and Underwriting. In general, the Bank utilizes a committee process to approve its loans. The President and Chief Lending Officer, are authorized to approve loans up to $250,000. All other loans are brought before the Loan Committee. The Loan Committee which consists of Directors Auerbach, Duryea, Del Duca, Esposito, Kern, Manditch, Neuburger, Roberts, Romito, Tsunis and Vizzini, meet one day each month; however, additional meetings are held as the need arises. The Board of Directors receives a monthly report summarizing the loan portfolio activity, and actions taken by the Loan Committee.

    It is the policy of the Bank that all loans satisfy basic lending criteria with respect to the character of the applicant, including any guarantor, such as the ability to repay the loan within a completed term, the applicant's financial strength, the adequacy of any required security and compliance with the Bank's lending policy.


    Loan Portfolio

    The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:

                                                             At December 31,

                                        1999         1998         1997         1996         1995
                                      -------------------------------------------------------------
                                                             (In thousands)
Commercial and industrial loans       $ 34,057     $ 30,853     $ 30,909     $ 24,952     $ 15,712

Commercial real estate loans            84,133       53,990       31,254       18,566       15,582

Automobile loans                         1,463        8,262       17,524       21,800        8,764

Consumer loans                           1,250        1,396        1,726          860          957

Residential real estate loans
 held-for-sale                           1,019        1,486            -            -            -
                                         -----        -----        -----        -----        -----

   Gross loans                         121,922       95,987       81,413       66,178       41,015

Less:

Unearned income                             42          362        1,322        2,590        1,398

Deferred fees, net                         569          410          306          148          141

Allowance for loan losses                1,475        1,071        1,026          780          633
                                         -----        -----        -----        -----        -----

Loans, net                            $119,836     $ 94,144     $ 78,759     $ 62,660     $ 38,843
                                      ========     ========     ========     ========     ========




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

Commercial loans are typically underwritten on the basis of the borrowers repayment capacity from cash flow and are generally collateralized by business assets such as, but not limited to, inventory, equipment and accounts receivable. As a result, the availability of funds for the payment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised and may fluctuate in value based upon the success of the business. Revolving credit lines are primarily collateralized by short term assets, while term loans are primarily collateralized by long-term or fixed assets. Personal guarantees are normally required for commercial loans. At December 31, 1999, commercial and industrial loans represented 27.9% of the loan portfolio.


Commercial Real Estate Loans. The Bank originates commercial real estate loans to businesses to finance the acquisition and holding of commercial real estate. The security for the Bank's commercial real estate loans is generally located in the Bank's primary market area and is underwritten on the basis of the value of the underlying real property. Loans secured by commercial real estate generally involve a greater degree of risk than residential real estate loans. Primary risks associated with commercial real estate lending include the borrower's inability to pay the debt due to unsuccessful operation or management of the property and adverse conditions in the real estate market or economy. At December 31, 1999, commercial real estate loans represented 69.0% of the loan portfolio.


Automobile Loans. The Bank formerly maintained a program of making non-recourse loans to a local automobile leasing company, receiving an assignment of each individual lease and a collateral interest in each automobile. The program, which had further diversified the loan portfolio, was curtailed by the auto leasing company effective in January 1997. At December 31, 1999 automobile loans represented 1.2% percent of the loan portfolio.


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

Residential Real Estate Loans. The Bank originates residential real estate loans primarily in its market area of Nassau and Suffolk counties. Currently, the Bank sells residential real estate loans together with the servicing rights to these loans on a non- recourse basis to institutional investors. The Bank limits its exposure to interest rate fluctuations and credit risk on these loans by obtaining, at the point of origination, a commitment from an institutional investor to purchase that loan from the Bank. By selling the servicing rights to the loans, the Bank avoids the associated risks and expenses of managing and servicing a loan portfolio. Income is generated from the premiums received on the sale of loans and servicing rights, and fees charged and interest earned during the period the Bank holds the loans for sale.


Maturities and Sensitivities of Loans to Changes in Interest Rates



The  following   table  shows  the   approximate   contractual   maturities  and
sensitivities to changes in interest rates of certain loans, exclusive of non-accrual loans as of December 31, 1999.


                                            Commercial                                          Residential

                                                and      Commercial                             Real Estate

                                            Industrial   Real Estate   Automobile   Consumer    Loans Held-      Total

                                               Loans        Loans         Loans       Loans      For-Sale        Loans
                                          ---------------------------------------------------------------------------------
                                                                           (In thousands)

Maturities:

Due within one year                         $  18,754   $   3,651      $   1,431    $     54    $  1,019     $   24,909



Due after one but within five years            13,060       1,424              -       1,073           -         15,557

Due after five but within ten years             2,201      65,698              -          18           -         67,917

Due after ten years                                 -      13,360              -           -           -         13,360
                                               ------      ------         ------       -----       -----         ------
Total Due after December 31, 2000              15,261      80,482              -       1,091           -         96,834
                                               ------      ------         ------       -----       -----         ------


Total amount due                            $  34,015   $  84,133      $   1,431    $  1,145    $  1,019      $ 121,743
                                               ======      ======          =====       =====       =====        =======


Rate sensitivity:

Amounts with Fixed Interest Rates           $   7,974   $   8,953      $       -    $  1,091    $      -      $  18,018

Amounts with Adjustable Interest Rates          7,287      71,529              -           -           -         78,816
                                               ------      ------          -----       -----        ----         ------

Total                                       $  15,261   $  80,482      $       -    $  1,091           -      $  96,834
                                               ======      ======          =====       =====        ====         ======





Allowance for Loan Losses



The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While management believes that, based on information currently available, the Bank's allowance is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans as deemed necessary. In addition, the Federal Deposit Insurance Corporation ("FDIC") and New York State Banking Department ("NYSBD") as an integral part of their examination process periodically review the Bank's allowance for loan losses. Either the FDIC or the NYSBD may require the Bank to make additional provisions for estimated loan losses based upon judgments that may differ from those of management thereby negatively impacting the Bank's financial condition and earnings.



The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:

                                                                 At December 31,

                                               1999         1998         1997         1996         1995
                                             ------------------------------------------------------------
                                                              (Dollars in thousands)

Balance at beginning of year                 $ 1,071      $ 1,026      $  780       $  633       $  489

Provision for loan losses                        600          420         240          302          180

Charge-offs:

Commercial and industrial loans                  (80)        (203)        (23)        (209)         (36)

Automobile loans                                 (66)         (58)        (75)           -            -

Consumer loans                                   (81)        (145)        (21)         (35)           -
                                                 ----        -----        ----         ----         ---
Total charge-offs                               (227)        (406)       (119)        (244)         (36)

Recoveries:

Commercial and industrial loans                   26            1         125           89            -

Automobile loans                                   4           15           -            -            -

Consumer loans                                     1           15           -            -            -
                                                 ---          ---         ---          ---          ---
Total recoveries                                  31           31         125           89            -
                                                 ---          ---         ---          ---          ---
Net (charge-offs) recoveries                    (196)        (375)          6         (155)         (36)
                                                ----         ----         ---         ----          ---
Balance at end of year                       $ 1,475      $ 1,071     $ 1,026        $ 780        $ 633
                                               =====        =====       =====          ===          ===

Ratio of net charge-offs/average net loans       .19 %        .43 %         - %        .31 %        .12 %
                                                 ---          ---         ---          ---          ---

The following table sets forth the allocation of the Bank's allowance for loan losses at the dates indicated:


                                                      At December 31,

                               1999               1998               1997              1996                   1995
                             --------           --------           --------          --------               --------
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

                                Of Loans             Of Loans            Of Loans            Of Loans            Of Loans

                                 In Each              In Each             In Each             In Each             In Each

                                Category             Category            Category            Category            Category

                                To Total             To Total            To Total            To Total            To Total

                         Amount   Loans      Amount     Loans     Amount    Loans    Amount    Loans     Amount    Loans
                        --------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)


Commercial and

    industrial loans   $  610     27.9 %     $  589     32.1 %    $ 489     38.0 %   $  319    37.7  %   $ 273     38.3 %

Commercial real

    estate loans          631     69.0          330     56.2        313    38.4        186    28.1        156     38.0

Automobile loans           13      1.2           48      8.6        186    21.5        218    32.9         88     21.4

Consumer loans             61      1.0          104      1.5         22     2.1          9     1.3         14      2.3

Residential real

   estate loans held-

   for -sale                -       .9            -      1.6          -       -          -       -          -        -

Unallocated            $  160        -       $    -        -     $   16       -     $   48       -     $  102        -
                          ---      ---          ---      ---        ---     ---        ---     ---        ---      ---
Total allowance for

   loan losses         $1,475    100.0 %     $1,071    100.0 %   $1,026   100.0 %   $  780   100.0 %   $  633    100.0 %
                        =====    =====        =====    =====      =====   =====        ===   =====        ===    =====

Non-Accrual  Loans.  The  following  table  sets  forth  information   regarding
non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, it is appropriate to discontinue accruing interest. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.

                                                                         At December 31,

                                                        1999       1998       1997       1996       1995
                                                        ----------------------------------------------
                                                                         (Dollars in thousands)

Non-accrual loans:

     Commercial and industrial loans                    $  42      $ 366      $ 230      $ 231      $ 70

     Automobile loans                                      32         37        165        174         -

     Consumer loans                                       105        108          -          -         4
                                                          ---        ---        ---        ---       ---
     Total non-accrual loans                              179        511        395        405        74



     Loans contractually past due 90 days or

     more, other than non-accruing (2)                      -          -          8         43       137
                                                          ---        ---        ---        ---       ---


     Total non-performing loans                         $ 179      $ 511      $ 403      $ 448     $ 211
                                                          ===        ===        ===        ===       ===


Allowance for loan losses as a

     percent of total loans (1)                          1.22%      1.12%      1.29%      1.23%     1.60%

Allowance for loan losses as a

     percent of total non-performing loans             824.02     209.59     254.59     174.11    300.00

Non-performing loans as a percent

     of total loans (1)                                   .15        .54        .51        .71       .53

(1)  Loans include loans, net of unearned income and deferred fees.

(2) Excludes $231,000 and $378,000 of loans at December 31, 1999 and 1998, respectively, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The Bank is in the process of renewing these obligations and/or awaiting anticipated repayment.

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

The accounting treatment of the Bank's securities is addressed in Note 1 of the Notes to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders. The following table sets forth information regarding the amortized cost (book value) and fair value of the Bank's securities portfolio at the dates indicated:




                                                                 At December 31,

                                             1999                     1998                       1997
                                    -------------------       -------------------        -----------------
                                    Amortized      Fair         Amortized     Fair        Amortized      Fair

 (In thousands)                       cost         value          cost        value         cost         value
-------------------------------------------------------------------------------------------------------------
 Held-to-maturity:
 Mortgage-backed securities:
  CMO                           $     341     $     338    $     664     $     665    $   2,665     $   2,632
                                      ---           ---          ---           ---        -----         -----
Available-for-sale:
  U.S. Government and
    Agency obligations          $ 122,423     $ 118,907    $  78,994     $  78,980    $  58,280     $  58,696
 Mortgage-backed securities:
  GNMA                             41,136        39,580       39,864        39,771        17,927       18,051
  FHLMC                             1,350         1,369        2,453         2,487         6,198        6,224
  FNMA                              3,599         3,571        6,060         6,097        12,107       12,184
  CMO                                   -             -            -             -            28           28
 Municipal obligations              1,166         1,143       12,855        13,002             -            -
 Other debt securities                 92            91          199           199           380          384
                                      ---           ---          ---           ---           ---          ---
  Total debt securities           169,766       164,661      140,425       140,536        94,920       95,567
 Equity securities - FHLB stock     5,147         5,147        4,619         4,619           999          999
                                    -----         -----        -----         -----           ---          ---
  Total securities
  available-for-sale            $ 174,913     $ 169,808    $ 145,044     $ 145,155     $  95,919    $  96,566
                                  -------       -------      -------       -------        ------       ------

 The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 1999.

                                                           More Than One       More Than Five            More
                                  One Year or Less      Year to Five Years   Years to Ten Years     Than Ten Years            Total
                                       Weighted              Weighted             Weighted             Weighted             Weighted
                           Amortized    Average  Amortized    Average  Amortized   Average  Amortized   Average  Amortized   Average
                             Cost        Yield     Cost        Yield     Cost       Yield     Cost       Yield     Cost       Yield
                           ---------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
 Available-for-sale:
 Debt securities:
    US Government and
      Agency obligations    $ 45,397    5.49 %    $ 28,518   6.00 %    $ 48,508   6.15 %    $     -       - %    $122,423    5.87 %
 Mortgage-backed securities:
    GNMA                           -       -             -      -             -      -       41,136    6.60        41,136    6.60
    FHLMC                          8    7.45           427   6.84             -      -          915    7.16         1,350    7.06
    FNMA                           -       -         2,155   6.85             -      -        1,444    6.03         3,599    6.52
 Municipal obligations(1)          -       -             -      -         1,166   5.91            -       -         1,166    5.91
 Other debt securities             -       -            92   8.44             -      -            -       -            92    8.44
                                 ---     ---           ---   ----           ---    ---          ---     ---           ---    ----
    Total debt securities     45,405    5.49        31,192   6.08        49,674   6.15       43,495    6.59       169,766    6.07
 Equity securities:           ------    ----        ------   ----        ------   ----       ------    ----       -------    ----
    FHLB stock                 5,147    6.80             -      -             -      -            -       -         5,147    6.80
                               -----    ----           ---    ---           ---    ---          ---     ---         -----    ----
    Total equity securities    5,147    6.80             -      -             -      -            -       -         5,147    6.80 %
 Total debt and equity         -----    ----           ---    ---           ---    ---          ---     ---         -----    ----
    for-sale                $ 50,552    5.62 %   $  31,192   6.08 %    $  49,674  6.15 %   $ 43,495    6.59 %    $174,913    6.09 %
                              ------    ----        ------   ----         ------  ----       ------    ----       -------    ----
Held-to-maturity:
Mortgage-backed securities:
    CMO                     $      -       - %   $       -      - %    $       -     - %   $    341    6.08 %    $    341    6.08 %
                                 ---     ---           ---    ---            ---   ---          ---    ----           ---    ----
Total securities, held-to-
maturity and available-
-for- sale                  $ 50,552    5.62 %   $  31,192   6.08 %    $  49,674  6.15 %   $ 43,836    6.59 %    $175,254    6.09 %
                              ======    ====        ======   ====         ======  ====       ======    ====       =======    ====

(1)   Yields are presented on a fully-taxable equivalent basis.



Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of checking, savings, NOW accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at premium rates and also offers Individual Retirement Accounts and other qualified plan accounts. The Bank solicits deposit accounts from small businesses, professional firms, households, and governmental institutions located throughout its market area. The Bank does not use brokers to obtain deposits. All deposit accounts are insured under the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum limits permitted by law.

The following table shows the distribution of the Bank's average deposit accounts in each category of deposits presented for the periods indicated:



                                                             For the Years Ended December 31,
                                                     1999                  1998                   1997
                                             ------------------------------------------------------------------
                                                                 (Dollars in thousands)
                                             Average     Average     Average     Average     Average    Average
                                             Balance    Rate Paid    Balance    Rate Paid   Balance    Rate Paid

Non-interest bearing accounts                $ 33,791         - %    $ 25,811         - %   $ 18,656          - %
Savings accounts                               22,747      3.42         9,030      3.42        2,784       2.59
NOW and money market deposits                  49,413      1.99        35,852      2.38       24,960       2.32
Certificates issued in excess of $100,000      24,470      5.06        24,695      5.31       22,854       5.41
Other time deposits                            79,126      5.66        81,046      6.05       76,428       6.12
                                               ------      ----        ------      ----       ------       ----
Total average deposits                       $209,547                $176,434               $145,682
                                              =======                 =======                =======



At December 31, 1999, the Bank had outstanding approximately $18.2 million in certificates of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                             (In thousands)

     3 months or less                        $ 15,540
     Over three through six months                758
     Over six through 12 months                 1,680
     Over 12 months                               264
                                               ------
        Total                                $ 18,242
                                               ======

Borrowings

The Bank utilizes borrowings to leverage the Bank's capital, to optimize net interest income and supplement earnings. Borrowed funds at December 31, 1999 primarily consisted of $39 million of convertible advances from the Federal Home Loan Bank of New York ("FHLB") secured by various callable U.S. agency securities and mortgage-backed securities. In addition to FHLB advances, at certain times the Bank will use sales of securities sold under agreements to repurchase as a lower cost alternative to its other sources of funds. The following table sets forth certain information regarding the Bank's borrowed funds for the years indicated:


                                                                    For the Years Ended December 31,
                                                                 1999           1998           1997
                                                                 ----------------------------------

     FHLB Advances:
        Maximum amount outstanding at any month-end
        during the year                                         $   39,000      $ 24,000       $     -
        Average balance outstanding                                 38,178        14,449             -
        Balance outstanding at end of year                          39,000        24,000             -
        Weighted average interest rate during the year                4.90 %        5.36 %           - %
        Weighted average interest rate at the end of the year         4.90 %        5.04 %           - %



     Repurchase Agreements:
        Maximum amount outstanding at any month-end
        during the year                                         $       -       $ 10,238      $ 25,375
        Average balance outstanding                                   530            853        10,476
        Balance outstanding at end of year                              -              -             -
        Weighted average interest rate during the year               5.09 %         5.46 %        5.69 %
        Weighted average interest rate at the end of the year           -              -             -

     Federal Funds Purchased:
        Maximum amount outstanding at any month-end
        during the year                                         $   6,500       $  5,000      $  7,400
        Average balance outstanding                                 1,810            545         2,438
        Balance outstanding at end of year                              -              -             -
        Weighted average interest rate during the year               5.41 %         5.21 %        5.78 %
        Weighted average interest rate at the end of the year           - %            - %           - %

     Line of Credit:
        Maximum amount outstanding at any month-end
        during the year                                         $     500       $      -      $      -
        Average balance outstanding                                   139              -             -
        Balance outstanding at end of year                            500              -             -
        Weighted average interest rate during the year               7.91 %            - %           - %
        Weighted average interest rate at the end of the year        8.50 %            - %           - %



Personnel

At December 31, 1999, the Bank employed 75 employees, 4 of which are part-time. No employees are covered by a collective bargaining agreement and the Bank believes its employee relations are excellent.

Federal and State Taxation

     General. The Company, the Bank and its subsidiary report their income on a consolidated basis, using a calendar year and the accrual method of accounting. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank. The Company and the Bank have not been audited by the Internal Revenue Service or New York State during the last five years.

     Federal Income Taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale or exchange of portfolio instruments are generally treated as ordinary, rather than capital, gains and losses, and a "small bank" (ie., one with assets having a tax basis of no more than $500 million), such as the Bank, is permitted to calculate its deductions for bad debts under a reserve method that is based upon actual charge-offs for the current and preceding five years or a "grand- fathered" base year reserve, if larger. A bank maintaining a bad debt reserve may be subject to additional tax if it makes distributions to shareholders in excess of its current and accumulated earnings and profits, as calculated for federal income tax purposes, or in redemption of its stock or in partial or complete liquidation.

     Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes an alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent that the AMT exceeds the regular tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carryforwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Bank does not expect to be subject to the AMT.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend.


     New York State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of ( i ) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or ( ii ) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State (b) 3% of alternative entire net income allocated to New York or (c) $250. Entire net income is similar to federal taxable income subject to certain modifications. A bank maintaining such a bad debt reserve may be subject to additional New York tax if its makes certain distributions to its shareholders. In addition, net operating losses can not be carried back or carried forward and alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to the 17% Metropolitan Commuter Transportation District Surcharge on its New York Sate Franchise Tax. The Company and the Bank file a combined return.

     Delaware Taxation. The Company, as a Delaware holding company not earning income in Delaware, is exempted from the corporate income tax. However, the Company is required to pay an annual franchise tax based on authorized shares to the State of Delaware.

Regulation

     Holding Company Regulation. As a registered bank holding company, the Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act, as administered by the Board of Governors of the Federal Reserve System (the "FRB").

     The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired.

     A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services;
(iv) acting as fiduciary, investment or financial advisor; (v) finance leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association, provided that the savings association only engages in activities permitted bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Company's total and Tier 1 capital exceeds the requirements established by the FRB.

     A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

     The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FRB's policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank or banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank or banks where necessary. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

     The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws.

     Under the FDI Act, depository institutions are potentially liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This applies to depository institutions controlled by the same bank holding company.

     The Company and its subsidiary are affected by the monetary and fiscal policies of various agencies of the United States Government, including the FRB. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.


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

Recent Legislation. The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank's transactions with affiliates.


The Bank  conducts  its  business  from its main  office  located at One Suffolk
Square, Islandia, New York, and five branch offices located in Babylon, Smithtown, Westbury, Jericho and Shirley, New York. The following table sets forth information relating to each of the Bank's offices at December 31, 1999.

                                                                                      Lease     Net
                                                                                   Expiration   Book Value
                                                                           Date     Including   at
Location                                                       Leased     Leased     Options    Dec. 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
Main Office:
    One Suffolk Square, Islandia, LI, New York 11722           Leased      1987       2005      $  153

Branch Offices:
    400 West Main Street, Babylon, LI, New York 11702          Leased      1995       2000          26
    50 Route 111, Smithtown, LI, New York 11787                Leased      1997       2002          25
    900 Merchants Concourse, Westbury, LI, New York 11590      Leased      1997       2003          42
    390 North Broadway, Jericho, LI, New York 11753            Leased      1997       2008          63
    861 Montauk Highway, Shirley, LI, New York 11967           Leased      1998       2002          59
                                                                                                   ---
                                                                                                $  368
                                                                                                   ===

At present, management of the Company believes the physical facilities are suitable and adequate, and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The above captioned information regarding the market for the Company's common equity and related stockholder matters appears in the 1999 Annual Report to Stockholders under the caption "Capital Stock" and is incorporated herein by this reference.


ITEM 6.    SELECTED FINANCIAL DATA

    Information regarding selected financial data appears on pages 4 and 5 of the 1999 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by this reference.


    The Bank's dividend pay-out ratios for the years ended December 31, 1999, 1998 and 1997 were 34.78 %, 50.00% and 29.81%, respectively.




ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears on pages 8 through 16 of the 1999 Annual Report to
Stockholders under the caption "Management's Discussion and Analysis Of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the 1999 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Long Island Financial Corp. and the Independent Auditors' Report appear on pages 17 through 30 of the 1999 Annual Report to Stockholders and are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained on pages 3 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 under the caption "Election of Directors" is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of the Company. Officers are re-elected by the Board of Directors annually.

Name                   Age            Position(s) Held With the Company
--------------------------------------------------------------------------
Perry B. Duryea, Jr.   78             Chairman of the Board
Roy M. Kern, Sr.       66             Vice Chairman of the Board
Douglas C. Manditch    52             President and Chief Executive Officer
Thomas Buonaiuto       34             Vice President and Treasurer
Carmelo C. Vizzini     54             Vice President and Secretary



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

Thomas Buonaiuto serves as Vice President and Treasurer of the Company and Executive Vice President and Chief Financial Officer of the Bank. Mr. Buonaiuto's responsibilities include oversight of all areas of operations of the Bank excluding lending.

Carmelo C. Vizzini serves as Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank. Mr. Vizzini's responsibilities include oversight of all areas of lending within the Bank, as well as loan operations and compliance with the Community Reinvestment Act ("CRA").



ITEM 11. EXECUTIVE COMPENSATION


The information contained on pages 7 through 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 under the captions "Executive Compensation" and "Directors Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information contained on page 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 under the caption "Information with Respect to the Nominees, Continuing Directors and Executive Officers" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information contained on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.     Financial Statements

         The following financial statements of the Bank are included in the Company's Annual Report to Stockholders for the year ended December 31, 1999 and are incorporated by this reference:

   * Consolidated Balance Sheets at December 31, 1999 and 1998
   * Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997
   * Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
   * Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
   * Notes to Consolidated Financial Statements
   * Independent Auditors' Report

The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(A) 2.    Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(B) Reports on Form 8-K Filed During the Last Quarter of 1999.

None

( C)      Exhibits Required by Securities and Exchange Commission Regulation S-K


Exhibit Number

2.0 Plan of Acquisition between Long Island Financial Corp. and Long Island Commercial Bank dated as of September 15, 1998. *
3.1 Certificate of Incorporation of Long Island Financial Corp., dated September 10, 1998. *
3.2     By-Laws of Long Island Financial Corp., effective as of September 10,
        1998.*
10.0    Long Island Financial Corp. 1998 Stock Option Plan. *
11.0    Statement re computation of per share earnings
13.0    1999 Annual Report to Stockholders
23.0    Consent of experts and counsel
27.0    Financial Data Schedule
================
* Incorporated herein by reference in this document to the S-4 Registration Statement initially filed on September 22, 1998, Registration No. 333-63971

SIGNATURES

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


         LONG ISLAND FINANCIAL CORP.

                                       By:   /s/ Douglas C. Manditch
                                          -------------------------------------
                                             Douglas C. Manditch
                                          President and Chief Executive Officer

                                       Date: March 30, 2000

                                       By:   /s/ Thomas Buonaiuto
                                          ------------------------------------
                                             Thomas Buonaiuto
                                             Vice President and Treasurer

                                       Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

      /s/ Perry B. Duryea Jr.                    /s/ Walter J. Mack, M.D.
 -------------------------------              ---------------------------------
         Perry B. Duryea, Jr.                         Walter J. Mack, M.D.
        Chairman of the Board                              Director

     /s/ Roy M. Kern, Sr.                        /s/ Douglas C. Manditch
 -------------------------------              ---------------------------------
        Roy M. Kern, Sr.                              Douglas C. Manditch
     Vice Chairman of the Board                   Director, President and
                                                   Chief Executive Officer

     /s/ Harvey Auerbach                         /s/ Werner S. Neuburger
 -------------------------------              ---------------------------------
         Harvey Auerbach                             Werner S. Neuburger
           Director                                      Director

   /s/ John L. Ciarelli, Esq.                   /s/ Thomas F. Roberts, III
 -------------------------------              ---------------------------------
       John L. Ciarelli, Esq.                     Thomas F. Roberts, III
           Director                                       Director

  /s/  Donald Del Duca                            /s/ Alfred Romito
 -------------------------------               --------------------------------
        Donald Del Duca                                Alfred Romito
           Director                                      Director

   /s/ Frank J. Esposito                          /s/ Sally Ann Slacke
 -------------------------------               --------------------------------
        Frank J. Esposito                             Sally Ann Slacke
            Director                                      Director

    /s/ Waldemar Fernandez                        /s/ John C. Tsunis, Esq
 -------------------------------              ---------------------------------
        Waldemar Fernandez                           John C. Tsunis, Esq.
            Director                                       Director

    /s/ Gordon A. Lenz
 -------------------------------
         Gordon A. Lenz
           Director

EXHIBIT 11.        COMPUTATION OF PER SHARE EARNINGS

                           Long Island Financial Corp.
                 Statement Re: Computation of Per Share Earnings
                     (In thousands, except per share amounts)

                                                                   Year Ended
                                                               December 31, 1999

Net income.................................................         $      1,606

Weighted average common shares outstanding.................            1,751,407

Basic and diluted earnings per common and common share equivalents  $        .92


EXHIBIT 13.   ANNUAL REPORT

                                  CAPITAL STOCK

    On January 28, 1999, Long Island Financial Corp. became the holding company of Long Island Commercial Bank and the common stock began trading on the Nasdaq National Market under the symbol "LICB". The common stock of Long Island Commercial Bank had traded on the Nasdaq National Market under the symbol "LGCB" since January 14, 1998. Prior to that, the common stock of the Bank was traded infrequently on the over-the-counter market through the OTC Electronic Bulletin Board. The following table shows the high and low sales price of the common stock and the dividends declared during the period indicated.


                                                                     Dividends
                            High                    Low            Declared (1)
                           ----------------------------------------------------

         1999
         1st Quarter       $ 12.50                $ 11.63             $ 0.08
         2nd Quarter       $ 12.13                $ 11.00             $ 0.08
         3rd Quarter       $ 12.50                $ 11.38             $ 0.08
         4th Quarter       $ 12.50                $ 10.00             $ 0.08

         1998
         1st Quarter       $ 17.00                $ 15.88             $ 0.08
         2nd Quarter       $ 17.50                $ 15.50             $ 0.08
         3rd Quarter       $ 16.63                $ 12.00             $ 0.08
         4th Quarter       $ 13.63                $ 11.50             $ 0.08



At December 31, 1999, there were approximately 441 shareholders of record of the common stock.

                             SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the last five years.


                                                               At or For the Years Ended December 31,

                                                 1999          1998           1997           1996        1995
                                                              (Dollars in thousands, except share data)
                                               -----------------------------------------------------------------
Selected Operating Data:
Interest income                                $  18,410    $  15,285     $  12,726      $   8,998     $  5,977
Interest expense                                   9,482        8,229         7,303          4,786        3,058
Net interest income                                8,928        7,056         5,423          4,212        2,919
Provision for loan losses                            600          420           240            302          180
Other operating income                             1,706          918           378            364          338
Other operating expenses                           7,581        5,799         3,737          2,709        2,217
Income before  income taxes                        2,453        1,755         1,824          1,565          860
Income taxes                                         847          630           760            530          173
   Net income                                  $   1,606    $   1,125     $   1,064      $   1,035     $    687
                                                   -----        -----         -----          -----          ---
   Basic and diluted earnings per share        $    0.92    $    0.64     $    1.04      $    1.18     $   1.14
                                                    ----         ----          ----           ----         ----
Selected Financial Condition Data:
Total assets                                   $ 331,054    $ 266,543     $ 211,956      $ 190,898     $102,507
Loans, net                                       119,836       94,144        78,759         62,660       38,843
Allowance for loan losses                          1,475        1,071         1,026            780          633
Securities                                       170,149      145,819        99,231         92,053      $43,060
Deposits                                         269,740      217,867       187,626        178,314       94,683
Borrowed funds                                    39,500       24,000            -              -            -
Stockholders' equity                              18,343       21,868        21,408          9,890        5,845
Book value per share                           $   11.14    $   12.35     $   12.18      $   10.60     $   9.74
Stockholders' equity (1)                          21,327       21,803        21,029          9,638        5,598
Book value per share (1)                       $   12.95    $   12.31     $   11.96      $   10.33     $   9.33
Shares outstanding                             1,776,326    1,771,306     1,757,709        933,181      600,000
                                             ------------------------------------------------------------------
Average Balance Sheet Data:
Loans, net                                     $ 104,512    $  86,647     $  66,961      $  49,233     $ 29,917
Securities                                       139,072      101,296        94,509         60,470       34,565
Assets                                           273,736      216,941       172,583        122,970       80,438
Demand deposits                                   33,791       25,811        18,657         15,003       11,704
Savings deposits                                  22,747        9,030         2,784          2,361        1,983
NOW and money market deposits                     49,413       35,852        24,960         24,965       20,304
Certificates of deposit                          103,596      105,741        99,282         69,292       39,644
Stockholders' equity                           $  20,470     $ 21,717     $  11,368      $   8,618     $  5,288
                                             ------------------------------------------------------------------
Performance Ratios:
Return on average assets                             .59  %      0.52  %       0.62  %        0.84%        0.85  %
Return on average equity                            7.85         5.18          9.36          12.00        12.99
Average equity to average assets                    7.48        10.01          6.59           7.01         6.58
Equity to total assets at end of year               5.54         8.20         10.10           5.18         5.70
Interest rate spread (2)                            2.88         2.53          2.51           2.79         2.92
Net interest margin (3)                             3.53         3.49          3.29           3.60         3.84
Ratio of interest-earning assets to
  interest-bearing liabilities                      1.18         1.24          1.18           1.20         1.23





Non-interest expense to average assets              2.77         2.67          2.17           2.20         2.76
Efficiency ratio (4)                               71.29        72.72         64.42          59.20        68.07
                                             ------------------------------------------------------------------
Asset Quality Ratios and Other Data:
   Total non-performing loans                  $     179    $     511     $     403      $     448     $    211
   Allowance for loan losses                       1,475        1,071         1,026            780          633
   Non-performing loans as a percent of
     total loans (5) (6)                            0.15 %       0.54 %        0.51 %         0.71 %       0.53 %
   Non-performing loans as a percent of
     total assets (5)                               0.05         0.19          0.19           0.23         0.21
   Allowance for loan losses as a percent of:
     Non-performing loans (5)                     824.02       209.59        254.59         174.11       300.00
     Total loans (6)                                1.22 %       1.12 %        1.29 %         1.23 %       1.60 %
   Full service offices                                6            6             4              2            2
                                             ------------------------------------------------------------------

(1) Excludes the unrealized appreciation (depreciation) in available-for-sale securities.
(2)  Interest rate spread represents the difference between the yield on average
     interest-earning   assets   and  the  cost  of   average   interest-bearing
     liabilities.
(3) The net interest margin represents net interest income divided by average interest-earning assets.
(4) The efficiency ratio represents the ratio for operating expenses divided by the sum of net interest income and other operating income.
(5) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. It is the Company's policy to generally cease accruing interest on all loans 90 days or more past due.
(6) Loans include loans receivable, net, before allowance for possible loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Long Island Financial Corp. ("the Company") is a registered Delaware bank holding company, organized in 1999, and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered commercial bank which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau counties. The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and security portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and other operating income. The Company's other operating expense consists principally of salaries and employee benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and action of regulatory authorities.

    In 1998, the Company began originating residential real estate loans primarily in its market area of Nassau and Suffolk counties. Currently, the Company sells residential real estate loans together with the servicing rights to these loans on a non-recourse basis to institutional investors. The Company limits its exposure to interest rate fluctuations and credit risk on these loans by obtaining, at the point of origination, a commitment from an institutional investor to purchase that loan from the Company. Furthermore, by selling the servicing rights to the loans, the Company avoids the associated risks and expenses of managing and servicing a loan portfolio. Income is generated from the premiums received on the sale of loans with servicing rights, and fees charged and interest earned during the period the Company holds the loans for sale.


    Management Strategy

    The Company offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Company has set in place an aggressive expansion plan which began in the second half of 1994, which the Company intends to continue. The key components of this plan are to (i) expand the Company's network of branch offices, (ii) originate commercial loans, (iii) develop strong customer relationships that generate multiple services for individual customer relationships and repeat business, (iv) add high quality employees and (v) leverage capital with increased deposits from branch expansion and borrowed funds.

    The establishment of the bank holding company structure in 1999 provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at the Company or in separate subsidiaries of the Company. Finally, the new structure will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Company as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities.



    Management of Interest Rate Risk



    The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Investment Committee reviews the Company's interest rate risk position on a quarterly basis.

    Funds management is the process by which the Company seeks to maximize the profit potential which is derived from the spread between the rates earned on interest-earning assets and the rates paid on interest-bearing liabilities through the management of various balance sheet components. It involves virtually every aspect of the Company's management and decision-making process. Accordingly, the Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements.

    At December 31, 1999, 79.1% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 7.7 years. At such date, $12.2 million, or 7.2%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 4.9 years. At December 31, 1999, the Company had $64.3 million of certificates of deposit with maturities of one year or less and $18.2 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 30.2% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

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

    At December 31, 1999, the effects of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

                Change in

             Interest Rates             Potential Change in                Potential Change in

             in Basis Points            Net Interest Income           Net Economic Value of Equity

----------------------------------------------------------------------------------------------------
                                    $ Change         % Change           $ Change          % Change
----------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)

                   200                 $ 84             .80 %           $ (3,310)         (15.41) %

                   100                   51             .49                   78             .36

                Static                   -                -                   -                -

                 (100)                (205)           (1.96)              5,372             25.01

                 (200)                (752)           (7.20)              7,367             34.30

----------------------------------------------------------------------------------------------------


    ANALYSIS OF NET INTEREST INCOME

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

    The following table sets forth certain information relating to the Company's average balance sheets and its statements of earnings for the years ended December 31, 1999, 1998 and 1997, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances.


                                                                Years Ended December 31,
                                              ------------------------------------------------------------
                                               1999                        1998                        1997
                                    ------------------------------------------------------------------------------------
                                                       Average                       Average                       Average
                                     Average           Yield /     Average           Yield /    Average            Yield /
                                    Balance   Interest  Cost       Balance  Interest   Cost     Balance   Interest  Cost

                                                                   (Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold and
interest-earning deposits           $  6,695  $   317   4.73 %    $ 11,181   $   598   5.35 %   $  3,194  $   168   5.26 %
Securities, net(1)                   139,072    8,769   6.31       101,296     6,571   6.49       94,509    6,407   6.78
Municipal obligations (2)              4,400      260   5.91         7,757       497   6.41            -        -      -
   Loans, net (3)                    104,512    9,134   8.74        86,647     7,780   8.98       66,961    6,151   9.19
                                     -------    -----               ------     -----              ------    -----
   Total interest-earning assets     254,679   18,480   7.26       206,881    15,446   7.47      164,664   12,726   7.73
Non-interest-earning assets           19,057                        10,060                         7,919
                                      ------                        ------                         -----
Total assets                        $273,736                      $216,941                      $172,583
                                     =======                       =======                       =======
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Savings deposits                   22,747      777   3.42 %   $  9,030    $   309   3.42 %   $  2,784  $    72   2.59 %
   NOW and money
      market deposits                 49,413      985   1.99       35,852        854   2.38       24,960      579   2.32
   Certificates of deposit           103,596    5,715   5.52      105,741      6,216   5.88       99,282    5,915   5.96
                                     -------    -----             -------      -----              ------    -----
   Total interest-bearing deposit    175,756    7,477   4.25      150,623      7,379   4.90      127,026    6,566   5.17
   Borrowed funds                     40,657    2,005   4.93       15,847        850   5.36       12,914      737   5.71
                                      ------    -----              ------        ---              ------      ---
Total interest-bearing liabilities   216,413    9,482   4.38      166,470      8,229   4.94      139,940    7,303   5.22
Other non-interest bearing
      liabilities                     36,853                       28,754                         21,275
                                      ------                       ------                         ------
Total liabilities                    253,266                      195,224                        161,215
Stockholders' equity                  20,470                       21,717                         11,368
                                      ------                       ------                         ------
Total liabilities and
      stockholders' equity          $273,736                      $216,941                      $172,583
                                     =======                       =======                       =======
Net interest income / interest
   rate spread (4)                             $8,998   2.88 %               $ 7,217   2.53 %             $ 5,423   2.51 %
                                                -----   ----                   -----   ----                 -----   ----
Net interest margin (5)                                 3.53 %                         3.49 %                       3.29 %
Ratio of interest-earning assets to                     ----                           ----                         ----
   interest-bearing liabilities                         1.18 %                         1.24 %                       1.18 %
                                                        ----                           ----                         ----

     (1)  Securities, net, excludes municipal obligations.
     (2) Interest income and yields are presented on a fully-taxable equivalent basis using the Federal Statutory income tax rate of 34%.
     (3) Amount is net of deferred loan fees and allowance for possible loan losses and includes non-performingloans.
     (4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
     (5) Net interest margin represents net interest income divided by average interest-earning assets.



    The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior volume) and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to separately reflect the changes due to the volume and the changes due to rate:


                                                   Year Ended                         Year Ended
                                                December 31, 1999                  December 31, 1998
                                                   Compared to                        Compared to
                                                   Year Ended                         Year Ended
                                                December 31, 1998                  December 31, 1997

                                           Increase/(Decrease) Due to         Increase/(Decrease) Due to
                                         ------------------------------------------------------------------
                                          Volume       Rate       Net        Volume        Rate        Net
                                         ------------------------------------------------------------------
                                                              (Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest
    earning deposits                   $  (219)    $  (62)      $(281)      $    426      $    4  $    430
Securities held-to-maturity and
    available for sale, net (2)           2,387      (189)       2,198           448       (284)       164
Municipal obligations                     (201)       (36)       (237)           497           -       497
Loans receivable, net (1)                 1,566      (212)       1,354         1,770       (141)     1,629
                                          -----      -----       -----         -----       -----     -----
    Total interest-earning assets         3,533      (499)       3,034         3,141       (421)     2,720

Interest-Bearing Liabilities:
Deposits:
   Savings deposits                         469        (1)         468           208          29       237
   NOW and money market deposits            286      (155)         131           259          16       275
   Certificates of deposit                (124)      (377)       (501)           381        (80)       301
   Total deposits                           631      (533)          98           848        (35)       813
Borrowed funds                            1,229       (74)       1,155           159        (46)       113
                                          -----       ----       -----           ---        ----       ---
    Total interest-bearing liabilities $  1,860    $ (607)      $1,253      $  1,007      $ (81)  $    926

     (1)  Securities, net exclude municipal obligations.
     (2) Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for possible loan losses and includes non-performing loans.



Comparison of Financial Condition at December 31, 1999 and 1998

    Total assets increased by $64.6 million, or 24.2%, from $266.5 million at December 31, 1998 to $331.1 million at December 31, 1999. The increase in assets is primarily attributable to a $25.7 million, or 27.3%, increase in loans, net, which at December 31, 1998 were $94.1 million compared to $119.8 million at December 31, 1999. In addition, securities, net increased by $24.7 million, or 17.0%, to $169.8 million at December 31, 1999, from $145.2 million at December 31, 1998. The increase in cash and cash equivalents of $6.3 million reflects the timing of seasonal municipal deposits and investment of those deposits in short term debt and equity securities prior to the year end. At December 31, 1999 and 1998, seasonal municipal deposits amounted to $75.0 million and $44.8 million, respectively. In March 1999, the Company purchased $5.7 million of bank owned life insurance, covering the directors and executive officers of the Company. The purchase of this insurance provides benefits to both the Company and the covered directors and employees.

    Total deposits increased $51.9 million, or 23.8%, from $217.9 million at December 31, 1998 to $269.7 million at December 31, 1999, primarily reflecting in an increase in NOW and money market deposits. The increase in NOW and money market deposits of $31.4 million, or 43.9%, from $71.7 million at December 31, 1998 to $103.1 million at December 31, 1999 is attributable to the increase in seasonal municipal deposits at December 31, 1999. In addition, savings deposits increased by $16.0 million, or 128.0%, from $12.5 million at December 31, 1998 to $28.4 million at December 31, 1999. Although at December 31, 1999, demand deposits decreased $414,000, or 1.1%, from $36.6 million at December 31, 1998, the average balance of demand deposits increased by $8.0 million, or 31.0%, from $25.8 million in 1998 to $33.8 million in 1999. This increase is attributable to the Company's branch expansion in 1998 and the introduction of new savings deposit products. Time certificates issued in excess of $100,000 were $18.2 million at December 31, 1999, a decrease of $756,000, or 4.0%, from the prior year. Other time deposits increased $5.6 million, or 7.2%, to $83.7 million at December 31, 1999.


     Stockholder's equity was $18.3 million at December 31, 1999 compared to $21.9 million at December 31, 1998. Net income amounted to $1.6 million for the year ended December 31, 1999, and the net unrealized depreciation on the Company's available-for- sale securities portfolio, net of taxes, increased by $3.0 million. In addition, the Company commenced a stock repurchase program in April 1999. During the year ended December 31, 1999, the Company repurchased $1.5 million of common stock.

Comparison of Operating Results for the Years ended December 31, 1999 and 1998

General

    Net income for the year ended December 31, 1999 increased by $481,000, or 42.8%, from $1,125,000 for the year ended December 31, 1998 to $1,606,000 for
1999. The increase was primarily due to an increase in net interest income after the provision for possible loan losses of $1,692,000, or 25.5%, and other operating income of $788,000, or 85.8%, which was offset by a $1,782,000, or 30.7% increase in other operating expenses.


Interest Income

     Total interest income, on a fully-taxable equivalent basis, increased $3.0 million, or 19.6%, to $18.5 million for the year ended December 31, 1999, from $15.4 million for the corresponding period in 1998. The increase was primarily the result of an increase in the average balance of interest-earning assets of 23.1%, from $206.9 million during the year ended December 31, 1998, to $254.7 million during the year ended December 31, 1999. The average balance of securities, net (exclusive of municipal obligations), increased by $37.8 million, or 37.3%, to $139.1 million in the 1999 period, from $101.3 million in the 1998 period, with a decrease in the average yield from 6.49% in 1998 to 6.31% in 1999. The average balance of loans, net increased by $17.9 million, or 20.6%, to $104.5 million in the 1999 period from $86.6 million in the 1998 period. The average yield on loans, net decreased 24 basis points to 8.74% in 1999 from 8.98% for the comparable period in 1998. That decrease reflects lower market interest rates resulting from increasingly competitive pricing in 1999 in commercial real estate lending.

Interest Expense

     Total interest expense increased $1.3 million, or 15.2%, for the year ended December 31, 1999, to $9.5 million compared to $8.2 million for the year ended December 31, 1998. The increase reflects both an increase in the average balance of interest bearing liabilities of $49.9 million, or 30.0%, which was offset in part by a decrease of 56 basis points in the average rate paid on interest bearing liabilities. Although the average balance of borrowed funds increased $24.8 million, or 156.6%, from 1998 to 1999, the average rate paid on borrowed funds decreased 43 basis points to 4.93% in 1999. This method of funding has been used in conjunction with the Company's leveraging of the balance sheet. The average balance of savings deposits increased by $13.7 million, or 151.9%, with no change in the average rate paid. The average balance of NOW and money market deposits increased $13.6 million, or 37.8%, with a decrease of 39 basis points in the average rate paid. The increases in the average balances of savings, NOW and money market deposits reflects the Company's branch network expansion and successful implementation of a sales focus throughout the Company. The $2.1 million, or 2.0%, decrease in the average balance of certificates of deposits from 1998 to 1999, reflects the Company's emphasis on lower cost core deposits. In 1999, the average cost of certificates of deposits decreased by 36 basis points to 5.52%.

Net Interest Income

    Net interest income for the year ended December 31, 1999 was $9.0 million (on a taxable equivalent basis) compared to $7.2 million for the year ended December 31, 1998. This increase resulted from an increase of 23.1% in the average balance of interest-earning assets from $206.9 million during the year ended December 31, 1998, to $254.7 million during the year ended December 31, 1999. Despite the interest rate increases by the Federal Reserve Bank totaling 75 basis points in 1999, the Company's average interest rate spread on a tax equivalent basis increased 35 basis points from 2.53% for the 1998 period to 2.88% for the 1999 period.

Provision for Loan Losses

     The Company's increased provision for loan losses increased by $180,000, or 42.9%, from $420,000 for the year ended December 31, 1998 to $600,000 for the year ended December 31, 1999. The increased provision was made to reflect the growth within the loan portfolio, the average balance of which increased by $17.9 million, or 20.6%, to $104.5 million for the year ended December 31, 1999. Management of the Company assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans in the event it increases the level of commercial real estate, commercial, construction or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.


Other Operating Income

    Other operating income increased by $788,000, or 85.8%, to $1,706,000 for the year ended December 31, 1999, compared to $918,000 for the year ended
December 31, 1998. The increase is primarily attributable to the net gain of $530,000 associated with the origination and sale of residential mortgages for the year ended December 31, 1999 following the establishment of the Company's residential mortgage department in May 1998. In addition, service charges on deposit accounts increased by $232,000, or 55.6 %, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. Other operating income increased $225,000, or 105.1%, primarily as a result of dividends earned on bank owned life insurance and certain loan prepayment fees.


Other Operating Expense

    Other operating expense increased $1.8 million, or 30.7%, to $7.6 million for the year ended December 31, 1999, compared to $5.8 million incurred for the year ended December 31, 1998. This increase was primarily attributable to an increase in salaries and benefits expense of $1.1 million, or 37.8%, from $2.8 million in 1998 to $3.9 million in 1999, reflecting a moderate increase in staff in connection with both the Company's branch expansion, establishment of the residential mortgage department and continued internal growth. Although the number of full time equivalent employees increased from 69 at December 31, 1998 to 73 at December 31, 1999, 38% of the full time equivalent employee growth in 1998 occurred in the second half of 1998. The branch expansion also contributed significantly to the growth in expenses in the other categories of other operating expenses.

Income Taxes

    Income taxes provides for Federal and New York State income taxes. The 1999 income tax expense was $847,000, compared to $630,000 in 1998. The income tax expense increase is primarily attributable to increased levels of taxable income. The effective tax rate for 1999 was 34.5% compared to 35.9% in 1998.


Comparison of Operating Results for the Years ended December 31, 1998 and 1997

General

    Net income for the year ended December 31, 1998 increased by $61,000, or 5.7%, from $1,064,000 for the year ended December 31, 1997 to $1,125,000 for 1998. The increase was primarily due to an increase in net interest income after the provision for loan losses of $1,453,000, or 28.0%, and other operating income of $540,000, or 142.9%, which was offset by a $2,062,000, or 55.2%
increase in other operating expenses.


Interest Income

     Total interest income increased $2.7 million, or 21.3%, to $15.4 million for the year ended December 31, 1998, from $12.7 million for the corresponding period in 1997. The increase was primarily the result of an increase in the average balance of interest-earning assets of 25.6%, from $164.7 million during the year ended December 31, 1997, to $206.9 million during the year ended
December 31, 1998. The average balance of securities, net (exclusive of municipal obligations), increased by $6.8 million, or 7.2%, to $101.3 million in the 1998 period, from $94.5 million in the 1997 period, reflecting management's decision to resume leveraging the balance sheet to increase the earnings of the Company. The average balance of loans, net increased by $19.6 million, or 29.3%, to $86.6 million in the 1998 period from $67.0 million in the 1997 period. The average yield on interest earning assets decreased 26 basis points, reflecting a 21 basis point decrease in the average yield on loans, and a 29 basis point decrease in the average yield on securities, net (exclusive of municipal obligations). The decrease in the average yield on interest-earning assets is, in part, reflective of the Federal Reserve Bank's three interest rate cuts in 1998 totaling 75 basis points. The Company began purchasing municipal securities in the second quarter of 1998, because the taxable equivalent yields on these securities were attractive. For the 1998 period, the average balance of municipal securities was $7.8 million with a taxable equivalent yield of 6.41%.

Interest Expense

    Total interest expense increased $926,000, or 12.7%, for the year ended December 31, 1998, to $8.2 million compared to $7.3 million for the year ended December 31, 1997. The increase reflects both an increase in the average balance of interest bearing liabilities of $26.5 million, or 19.0%, and a decrease in the average rate paid on interest bearing liabilities of 28 basis points. Although the average balance of borrowed funds increased $2.9 million, or 22.7%, from 1997 to 1998, the average rate paid on borrowed funds decreased 35 basis points to 5.36%. This method of funding has been used in conjunction with the Company's leveraging of the balance sheet. The average balance of savings deposits has increased by $6.2 million, or 224.4%, along with an increase in the average rate paid of 83 basis points, reflecting the introduction of tiered savings products in 1998. These products, while increasing the cost of traditional savings products, remain significantly below the cost of time deposit funding, which also require more maintenance in the branches. The increase in the average balance of NOW and money market deposits of $10.9 million, or 43.6%, reflects the Company's increased sales emphasis within the expanded branch network. The cost of these deposits increased slightly from 2.32% in 1997 to 2.38% in 1998. The increase in the average balance of certificates of deposits of $6.5 million, or 6.5%, from 1997 to 1998, reflects the Company's branch expansion. The average cost of certificates of deposits decreased slightly from 1998 to 1997 by 8 basis points.

Net Interest Income

    Net interest income for the year ended December 31, 1998 was $7.2 million (on a taxable equivalent basis) compared to $5.4 million for the year ended December 31, 1997. This increase resulted from an overall increase of 25.6% in the average balance of interest- earning assets from $164.7 million during the year ended December 31, 1997, to $206.9 million during the year ended December 31, 1998. Despite the interest rate decreases by the Federal Reserve Bank in 1998 totaling 75 basis points, the Company's average interest rate spread on a tax equivalent basis remained relatively unchanged from 2.51% for the 1997 period to 2.53% for the 1998 period.


Provision for Possible Loan Losses

    The Company's provision for loan losses increased by $180,000, or 75.0%, from $240,000 for the year ended December 31, 1997 to $420,000 for the year ended December 31, 1998. The provision for loan losses for the year ended December 31, 1998 reflects management's qualitative assessment of the loan portfolio. The increase resulted from management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions. At December 31, 1998 and 1997, the allowance for the loan losses as a percent of total loans was 1.12% and 1.29%, respectively.


Other Operating Income

     Other operating income increased by $540,000, or 142.9%, to $918,000 for the year ended December 31, 1998, compared to $378,000 for the year ended December 31, 1997. The increase is primarily attributable to the establishment of the Company's residential mortgage department in May 1998 and the net gain associated with the origination and sale of residential mortgages which amounted to $274,000 for the year ended December 31, 1998. In addition, service charges on deposit accounts increased by $156,000 or 59.8%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule.

Other Operating Expense

     Other operating expense increased $2.1 million, or 55.2%, to $5.8 million for the year ended December 31 , 1998, compared to $3.7 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in salaries and benefits expense of $1.0 million, or 56.6%, from $1.8 million in 1997 to $2.8 million in 1998, reflecting a substantial increase in staff in connection with both the Company's branch expansion, establishment of the residential mortgage department and continued internal growth. The number of full time equivalent employees increased from 43 at December 31, 1997 to 69 at December 31, 1998. The branch expansion also contributed significantly to the growth in expenses in the other categories of other operating expenses. Although, on a year to year comparison, the number of full service offices increased from four at December 31, 1997 to six at December 31, 1998, the Westbury office did not open until November 1997, whereby the expense effect had minimal impact on other operating expense in 1997.

Income Taxes

     Total income tax expense was $630,000 for the year ended December 31, 1998 compared to $760,000 for the same period in 1997, a decrease of $130,000, or 17.1%. The decrease is attributable to a decrease in income before income taxes of $69,000, or 3.8%, combined with approximately $12.9 million of tax exempt municipal obligations purchased in 1998.

Liquidity and Capital Resources

    Liquidity management for the Company requires that funds be available to pay all deposit withdrawal and maturing financial obligations and to meet credit funding requirements promptly and fully in accordance with their terms. Over a very short time frame, maturing assets provide only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

    The primary investing activities of the Company are the purchase of securities available-for-sale and the originations of loans. During the years ended December 31, 1999 and 1998, the Company's purchases of securities were all classified available-for-sale and totaled $276.1 million and $274.1 million, respectively. Loan originations and principal repayments on loans, net totaled $26.9 million and $14.4 million, for the years ended December 31, 1999 and 1998, respectively. These activities were funded primarily by deposit growth, principal repayments on loans, borrowings and principal repayments on securities.

    The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans and liquidate available-for-sale securities and access its lines of credit, totaling $6.0 million, with unaffiliated financial institutions which enables it to borrow funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York ("FHLB") equal to 6.5% of the Company's assets, which enables it to borrow funds on a secured basis. In addition, the Company could engage in other borrowings, including FHLB advances and reverse repurchase agreements on a secured basis. At December 31, 1999 and 1998, such borrowings amounted to $39.0 million and $24.0 million, respectively.

    Management of the Company has set minimum liquidity level of 10% as a target. The Company's average liquid assets (cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the year ended December 31, 1999 was 13.8%.


Year 2000

    The Company successfully entered the Year 2000 without any disruptions in any of its computer systems. As of this date, the Company is not aware of any issues that would significantly affect the Company's ability to conduct its normal business operations.

Impact of Inflation and Changing Prices

    The Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.
Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.


Impact of New Accounting Standards

    See Note 13 to Notes to Consolidated Financial Statements.

                                                        CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                                   December 31,

                                                                               1999              1998
                                                                           ----------          ---------
Assets:
Cash and due from banks                                                   $     9,301           13,170
Interest earning deposits                                                         204              269
Federal funds sold                                                             18,300            8,050
                                                                               ------           ------
              Total cash and cash equivalents                                  27,805           21,489

Securities held-to-maturity, net
    (estimated fair value of $338 and $665, respectively)                         341              664
Securities available-for-sale, at fair value                                  169,808          145,155
Loans, net of unearned income and deferred fees                               121,311           95,215
Less allowance for loan losses                                                  1,475            1,071
                                                                                -----            -----
              Loans, net                                                      119,836           94,144
Premises and equipment, net                                                     2,089            1,975
Accrued interest receivable                                                     2,062            1,614
Bank owned life insurance                                                       5,921                -
Prepaid expenses and other assets                                               3,192            1,502
                                                                                -----            -----
              Total assets                                                $   331,054          266,543
                                                                              -------          -------
Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                       $    36,191           36,605
    Savings deposits                                                           28,444           12,476
    NOW and money market deposits                                             103,126           71,689
    Time certificates issued in excess of $100,000                             18,242           18,998
    Other time deposits                                                        83,737           78,099
                                                                               ------           ------
              Total deposits                                                  269,740          217,867

Borrowed funds                                                                 39,500           24,000
Accrued expenses and other liabilities                                          3,471            2,808
                                                                                -----            -----
              Total liabilities                                               312,711          244,675
                                                                              -------          -------
Stockholders' equity:
    Common stock (par value $.01 per 10,000,000  shares,  authorized;  1,776,326 shares issued; 1,776,326
      and 1,771,306 outstanding in 1999 and 1998, respectively)                    18               18
    Surplus                                                                    20,185           20,126
    Accumulated surplus                                                         2,587            1,659
    Accumulated other comprehensive income (loss)                             (2,984)               65
    Treasury stock at cost, (130,000 shares)                                  (1,463)                -
                                                                              -------             ----
              Total stockholders' equity                                       18,343           21,868
                                                                              -------           ------
    Total liabilities and stockholders' equity                            $   331,054          266,543
                                                                              -------          -------


                                                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                       For the years
(In thousands, except share data)                                                   ended December 31,

                                                                              1999         1998        1997
                                                                           ---------    ---------    --------
Interest income:
    Loans                                                              $    9,134        7,780         6,151
    Securities                                                              8,959        6,907         6,407
    Federal funds sold                                                        304          578           158
    Earning deposits                                                           13           20            10
                                                                           ------       ------        ------
              Total interest income                                        18,410       15,285        12,726
                                                                           ------       ------        ------
Interest expense:
    Savings deposits                                                          777          309            72
    NOW and money market deposits                                             985          854           579
    Time certificates issued in excess of $100,000                          1,239        1,310         1,234
    Other time deposits                                                     4,476        4,906         4,681
    Borrowed funds                                                          2,005          850           737
                                                                            -----        -----         -----
              Total interest expense                                        9,482        8,229         7,303
                                                                            -----        -----         -----
              Net interest income                                           8,928        7,056         5,423

Provision for loan losses                                                     600          420           240
              Net interest income after provision                             ---          ---           ---
                for loan losses                                             8,328        6,636         5,183
                                                                            -----        -----         -----
Other operating income:
    Service charges on deposit accounts                                       649          417           261
    Net gain on sale of securities                                             88           13             2
    Net gain on sale of residential loans                                     530          274             -
    Other                                                                     439          214           115
                                                                              ---          ---           ---
              Total other operating income                                  1,706          918           378
                                                                            -----          ---           ---
Other operating expenses:
    Salaries and employee benefits                                          3,910        2,838         1,812
    Occupancy expense                                                         534          456           281
    Premises and equipment expense                                            735          524           301
    Other                                                                   2,402        1,981         1,343
                                                                            -----        -----         -----
              Total other operating expenses                                7,581        5,799         3,737
                                                                            -----        -----         -----
Income before income taxes                                                  2,453        1,755         1,824

Income taxes                                                                  847          630           760
                                                                              ---          ---           ---
              Net income                                             $      1,606        1,125         1,064
                                                                            -----        -----         -----
              Basic and diluted earnings per share                   $        .92          .64          1.04
                                                                              ---          ---          ----
    Weighted average shares outstanding                                 1,751,407    1,766,154     1,024,532
                                                                        ---------    ---------     ---------

                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                other
                                                           Common             Accumulated   comprehensive   Treasury
(In thousands, except share data)                          stock     Surplus     surplus     income(loss)   stock       Total
                                                          --------------------------------------------------------------------
      Balance at December 31, 1996                        $     10    $  9,236  $   392    $    252       $   --       $  9,890

Comprehensive income:
   Net income                                                   --          --    1,064          --           --          1,064

   Other comprehensive income, net of tax:
      Unrealized appreciation in
      available for sale securities,
      net of reclassification adjustment (1)                    --          --       --         127           --           127
Total Comprehensive income                                      --          --       --          --           --         1,191

Stock offering,
   issued 807,018 shares                                         8      10,448       --          --           --        10,456

Dividend reinvestment and stock
   purchase plan, issued 17,510 shares                          --         228       --          --           --           228

Dividends declared on common
   stock ($.31 per common share)                                --          --     (357)         --           --          (357)
                                                          -----------------------------------------------------------------------
   Balance at December 31, 1997                           $     18    $ 19,912  $  1,099    $   379       $   --      $ 21,408

 Comprehensive income:
   Net income                                                   --          --     1,125         --           --         1,125
   Other comprehensive income,
    net of tax:
      Unrealized depreciation in
      available-for-sale securities,
      net of reclassification adjustment (1)                    --          --        --       (314)          --          (314)

Total Comprehensive income                                      --          --        --         --           --           811

Dividend reinvestment and stock
   purchase plan, issued 13,597 shares                          --         214        --         --           --           214

Dividends declared on common
stock ($.32 per common share)                                   --          --      (565)        --           --          (565)
                                                          -----------------------------------------------------------------------
Balance at December 31, 1998                              $     18    $ 20,126  $  1,659    $    65       $   --      $ 21,868

Comprehensive income:
   Net income                                                   --          --     1,606         --           --         1,606
   Other comprehensive income,
    net of tax:
      Unrealized depreciation in
      available-for-sale securities,
      net of reclassification adjustment (1)                    --          --        --     (3,049)          --        (3,049)

Total Comprehensive loss                                        --          --        --         --           --        (1,443)

Reorganization costs                                            --          --      (115)        --           --          (115)

Dividend reinvestment and stock
   purchase plan, issued 5,020 shares                           --          59        --         --           --            59
Dividends declared on common
   stock ($.32 per common share)                                --          --      (563)        --           --          (563)
Common stock repurchased (130,000 shares)                       --          --        --         --       (1,463)       (1,463)
                                                          -----------------------------------------------------------------------
Balance at December 31, 1999                              $     18    $ 20,185  $  2,587    $(2,984)     $(1,463)     $ 18,343
                                                          -----------------------------------------------------------------------

                                                                      December 31, 1999    December 31, 1998    December 31, 1997

(1) Other comprehensive income (loss), before tax:
       Net unrealized holding gain (loss) on securities                    ($ 5,105)           $    111              $    647
       Reclassification adjustment for gains included in  income                 88                  13                     2

Other comprehensive income (loss), before tax                                (5,017)                124                   649
Income tax benefit (expense) related to items of other
    comprehensive income                                                      1,968                (438)                 (522)
                                                                              -----                -----                 -----
Other comprehensive income (loss), net of tax                              ($ 3,049)           ($   314)             $    127


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   For the Years Ended December 31,
                                                                             (In thousands)
                                                                1999               1998             1997
Cash flows from operating activities:
   Net income                                                 $    1,606            1,125          1,064
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for possible loan losses                              600              420            240
     Depreciation and amortization                                   579              406            222
     Amortization of premiums, net
       of discount accretion                                        (50)              176            132
     Gain on sale of securities                                     (88)             (13)            (2)
     Loans originated for sale,
       net of proceeds from sales and gains                          467          (1,486)              -
     Net deferred loan origination fees                              159              104            158
     Deferred income taxes                                          (36)              118           (62)
     Changes in asset and liability accounts:
       Accrued interest receivable                                 (448)               36          (362)
       Prepaid expenses and other assets                             261             (89)          (294)
       Accrued expenses and other liabilities                        709             (10)            200
                                                                     ---             ----            ---
       Net cash provided by operating activities                   3,759              787          1,296
                                                                   -----              ---          -----
Cash flows from investing activities:
     Purchases of securities available-for-sale                (276,104)        (274,109)       (78,122)
     Proceeds from the sale of securities
       available-for-sale                                         12,777            4,773          4,185
     Proceeds from maturities of securities                      220,195          199,350         57,621
     Principal repayments on securities                           13,724           22,699          9,224
     Loan originations net of principal
       repayments                                               (26,918)         (14,423)       (16,497)
     Purchase of premises and equipment                            (693)          (1,242)          (703)
     Purchase of bank owned life insurance                       (5,715)                -              -
                                                                 -------             ----           ----
       Net cash used in investing activities                    (62,734)         (62,952)       (24,292)
                                                                --------         --------       --------
Cash flows from financing activities:
     Net increase (decrease) in demand deposit,
       savings, NOW, and
       money market accounts                                      46,991           36,320        (5,993)
     Net increase (decrease) increase in
       certificates of deposit                                     4,882          (6,079)         15,305
     Net increase in borrowed funds                               15,500           24,000              -
     Payments for cash dividends                                   (563)            (565)          (356)
     Proceeds from stock offering, net                                 -                -         10,456
     Purchase of treasury stock                                  (1,463)                -              -
     Corporate reorganization costs                                (115)                -              -
     Proceeds from shares issued under the
       dividend reinvestment and stock purchase plan                 59               214            228
                                                                     --               ---            ---
       Net cash provided by financing activities                  65,291           53,890         19,640
                                                                  ------           ------         ------
       Net increase (decrease) in cash
         and cash equivalents                                      6,316          (8,275)        (3,356)
Cash and cash equivalents at beginning of year                    21,489           29,764         33,120
                                                                  ------           ------         ------
Cash and cash equivalents at end of year                      $   27,805           21,489         29,764
                                                                  ------           ------         ------




Supplemental disclosure of cash flow information

Cash paid during the period for:
   Interest                                                   $    9,527            8,085          6,578
                                                                   -----            -----          -----
   Income taxes                                               $      467              744            786
                                                                     ---              ---            ---




Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997

(1) Summary of Significant Accounting Policies

   Long Island Financial Corp. ("the Company") is a registered Delaware bank holding company, organized in 1999 (see note 15), and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered bank which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau Counties.


   In  March  1999,  the Bank  formed  a  subsidiary  corporation,  Long  Island
Commercial Capital Corporation, which was formed to qualify as a real estate investment trust.


   The consolidated financial information included herein combines the results of operations, the assets, liabilities and stockholders' equity of the Company, the Bank and Long Island Commercial Capital Corporation for all periods presented. All significant intercompany balances and transactions are eliminated in consolidation. A description of significant accounting policies is presented below.


(A) Basis of Financial Presentation

   The consolidated financial statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

(B) Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash, Federal funds sold and other short-term investments, all of which have initial maturities of less than ninety days.


(C) Securities

   Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated other comprehensive income, in stockholders' equity.

   Premiums and discounts on debt and mortgage-backed securities are amortized to expense and accreted to income using a method which approximates the level-yield method over the remaining period to contract maturity, adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in net gain on sale of securities. The cost of securities sold is based on the specific identification method.

(D) Loans, Net

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

(E) Allowance for Loan Losses

   The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgement of information available to them at the time of their examination.

   Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expendient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans which are collectively evaluated. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

(F) Premises and Equipment, Net

   Premises and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or terms of the related lease, whichever is shorter.

(G) Income Taxes

   Income taxes are based upon results reported for financial statement purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Earnings Per Share

   Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year plus the maximum dilutive effect of stock issuable upon conversion of stock options.


(I) Treasury Stock

   The cost of treasury stock is shown on the consolidated balance sheet as a separate component of stockholders' equity and is a reduction to total stockholders' equity.

(J) Segment Reporting

   As a community oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the
Company's  only  operating  segment  for  financial  reporting   purposes.

(K) Comprehensive Income

  Comprehensive income represents net income plus the net change in unrealized gains or losses on securities available for sale for the period and its presented in the consolidated statements of changes in stockholders' equity. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available-for-sale as of the balance sheet dates.

(L) 401(k) plan

   On January 1, 1996, the Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") for all qualified employees. The terms of the 401(k) Plan provide for employee contributions on a pre-tax basis up to the maximum dollar limit set by law in a taxable year. A discretionary matching contribution will be determined each year by the Bank. During 1999, 1998, and 1997, the Bank's matching contribution was , $81,671, $59,533 and $23,133, respectively.

(M) Dividend Reinvestment and Stock Purchase Plan

     The Company has a dividend reinvestment and stock purchase plan ("Plan"). The Plan provides shareholders of common stock with a means of automatically reinvesting cash dividends in shares of common stock. The Plan also provides certain investors with a systematic and convenient method to purchase shares of common stock through optional cash payments. Since the Bank's common stock is currently listed on the NASDAQ National Market, the purchase price on each investment date will be equal to the average price of all shares of common stock purchased on the investment date by the Plan Administrator on behalf of the Plan, including the cost of brokerage commissions, if any.

(N) Reclassification

   Certain reclassifications have been made to prior period amounts to conform to current year presentation.

(2) Securities

   The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the securities held-to-maturity and available-for-sale at December 31, 1999 and 1998 are as follows:

                                                                        December 31, 1999

                                                                 Gross             Gross
                                               Amortized      unrealized        unrealized           Fair
 (In thousands)                                  cost            gains            losses             value
                                              --------------------------------------------------------------------
 Held-to-maturity:
 Mortgage-backed securities:
  CMO                                        $     341                -              (3)               338
 Available-for-sale:                               ---              ---              ---               ---
  U.S. government and
    Agency obligations                       $ 122,423                2           (3,518)          118,907
 Mortgage-backed securities:
  GNMA                                          41,136               60          (1,616)            39,580
  FHLMC                                          1,350               21              (2)             1,369
  FNMA                                           3,599                5             (33)             3,571
 Municipal obligations                           1,166                -             (23)             1,143
 Other debt securities                              92                -              (1)                91
                                                    --               --              --                 --
  Total debt securities                        169,766               88          (5,193)           164,661
 Equity securities - FHLB stock                  5,147                -               -              5,147
                                                 -----               --              --              -----
  Total securities
  available-for-sale                         $ 174,913               88          (5,193)           169,808
                                               -------               --          -------           -------

                                                                      December 31, 1998

                                                                    Gross            Gross
                                               Amortized         unrealized       unrealized           Fair
 (In thousands)                                   cost              gains           losses             value
                                             ------------------------------------------------------------------
Held-to-maturity, net:
 Mortgage-backed securities:
  CMO                                      $       664                 1                -               665
 Available-for-sale:                               ---               ---              ---               ---
  U.S. government and
    Agency obligations                     $    78,994               277             (291)           78,980
 Mortgage-backed securities:
  GNMA                                          39,864                79            (172)            39,771
  FHLMC                                          2,453                38              (4)             2,487
  FNMA                                           6,060                50             (13)             6,097
 Municipal obligations                          12,855               171             (24)            13,002
 Other debt securities                             199                 -               -                199
                                                   ---               ---             ---                ---
  Total debt securities                        140,425               615            (504)           140,536
 Equity securities - FHLB stock                  4,619                 -               -              4,619
                                                 -----               ---             ---              -----
  Total securities
  available-for-sale                       $   145,044               615            (504)           145,155
                                               -------               ---            -----           -------




  In connection with the Company's ability to borrow from the federal home loan bank of New York ("FHLB"), the Company is required to purchase shares of FHLB non-marketable equity securities at par.

    The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   December 31, 1999

                                                   Held-to-Maturity                Available-for-Sale
                                        -------------------------------------------------------------------
                                              Amortized        Fair                Amortized         Fair
 (In thousands)                                 cost           value                 cost            value
                                        -------------------------------------------------------------------

 Due in one year or less                 $         -              -                   45,405       45,405
 Due after one year through
  five years                                       -              -                   31,192       30,148
 Due after five years through
  ten years                                        -              -                   49,674       47,153
 Due after ten years                             341            338                   43,495       41,955
                                                 ---            ---                   ------       ------
                                         $       341            338                  169,766      164,661
                                                 ---            ---                  -------      -------

 Proceeds from the sale of securities available-for-sale totaled approximately $12.8 million, $4.8 million, and $4.2 million during the years ended December 31, 1999, 1998 and 1997, respectively. Gains from the sale of these securities totaled approximately $104,000, $13,000, and $28,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Losses from the sale of these securities totaled approximately $16,000 and $26,000 for the years ended December 31, 1999 and 1997, respectively. There were no losses from the sale of securities in 1998

  At December 31, 1999 and 1998, securities classified as available-for-sale of approximately $161.5 million and $129.0 million, respectively, were pledged for various purposes as required by law.



 (3) Loans, Net

     Loans, net are summarized as follows:

                                                                    December 31,

 (dollars in thousands)                                   1999                     1998
                                                ------------------------------------------------
 Commercial and
  industrial loans                              $   34,057     27.9  %     $   30,853     32.1  %

 Commercial real estate loans                       84,133     69.0            53,990     56.2
 Automobile loans                                    1,463      1.2             8,262      8.6
 Consumer loans                                      1,250      1.0             1,396      1.5
 Residential real estate
  loan held-for-sale                                 1,019       .9             1,486      1.6
                                                     -----       --             -----      ---
                                                   121,922    100.0            95,987    100.0
 Less:

  Unearned income                                       42                        362
  Deferred fees, net                                   569                        410
  Allowance for
    loan losses                                      1,475                      1,071
                                                     -----                      -----
                                                $  119,836                 $   94,144
                                                   =======                     ======


     The Company grants commercial and industrial loans as well as commercial mortgages and consumer loans in Nassau and Suffolk County, New York. A portion of the Company's loan portfolio is concentrated in commercial loans and business revolving lines of credit which are secured or partially secured by accounts receivable, inventory and other assets. These loans comprise approximately 27.9% and 32.1% of the portfolio at December 31, 1999 and 1998, respectively. The Company's commercial loan borrowers are generally small local businesses whose cash flow and ability to service debt are susceptible to changes in economic conditions. Accordingly, the deterioration of local economic conditions could increase the credit risk associated with this segment of the portfolio.

     At December 31, 1999, 1998 and 1997, there were 15, 20 and 10 loans, respectively, with a remaining balance of approximately $179,000, $511,000 and $395,000, respectively, on which the accrual of interest had been discontinued. The impact of such non-accrual loans on the Company's interest income for years ended December 31, 1999, 1998 and 1997 is not material.

     The Company recorded investment in loans that are considered impaired totaling $764,000 and $1,115,000 at December 31, 1999 and 1998, respectively, which required no corresponding impairment reserve. The average recorded investment in impaired loans was $939,500 in 1999 and $557,500 in 1998. Interest on all impaired loans remains current under the extended terms. The impact of such impaired loans on the Company's interest income for the years ended December 31, 1999, 1998 and 1997 is not material.

  Loans to related parties include loans to directors of the Company and their related companies. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. The following analysis shows the activity of related party loans:


                        For the Years Ended December 31,

 (In thousands)                               1999                    1998
                                        ---------------------------------------

 Balance at beginning of year              $    2,185                     236
 New loan and
  additional disbursements                      2,426                   2,142
 Repayments                                    (1,574)                   (193)
                                               -------                  ------
 Balance at end of year                    $    3,037                   2,185


 (4) Allowance for Loan Losses

     An analysis of the changes in the allowance for loan losses account is as follows:

                                                       For the Years Ended December 31,

 (In thousands)                                  1999               1998               1997
                                             ---------------------------------------------------
 Balance at beginning of year                 $ 1,071              1,026                 780
 Provision for loan losses                        600                420                 240
 Charge-offs:
  Commercial and industrial loans                (80)              (203)                 (23)
  Automobile loans                               (66)               (58)                 (75)
  Consumer loans                                 (81)              (145)                 (21)
                                                 ----              -----                 ----
    Total charge-offs                           (227)              (406)                (119)
 Recoveries:                                    -----              -----                -----
  Commercial and industrial loans                  26                  1                 125
  Automobile loans                                  4                 15                   -
  Consumer loans                                    1                 15                   -
                                                   --                 --                  --
    Total recoveries                               31                 31                 125
                                                   --                 --                 ---
 Net (charge-offs) recoveries                    (196)              (375)                  6
                                                 -----              -----                ---
 Balance at end of year                       $ 1,475              1,071               1,026
                                                =====              =====               =====

 (5) Premises and Equipment

    A summary of premises and equipment at cost, less accumulated depreciation and amortization are as follows:

                                                         December 31

 (In thousands)                                  1999                  1998
                                               ------------------------------
 Leasehold improvements                   $       703                   703
 Furniture, fixtures
  and equipment                                 3,259                 2,566
                                                -----                 -----
                                                3,962                 3,269
 Less accumulated depreciation
  and amortization                              1,873                 1,294
                                                -----                 -----
                                          $     2,089                 1,975
                                                =====                 =====

 Depreciation and amortization charged to operations for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $579,000, $406,000 and $222,000, respectively.

 (6) Deposits

  Included in NOW and money market deposits, at December 31, 1999 and 1998, were approximately $75.0 million and $44.8 million, respectively, of seasonal municipal deposits.


 (7) Borrowed Funds

  The Company enters into sales of securities under agreements to repurchase (reverse-repurchase agreements). These are fixed coupon agreements which are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset account. During the period of the agreement, the securities are delivered to either a third-party, or directly to the broker, who holds the collateral until maturity. There were no outstanding reverse-repurchase agreements at December 31, 1999 and 1998.

  Reverse-repurchase agreements averaged approximately $.5 million, $.9 million and $10.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. There were no reverse-repurchase agreements outstanding at the end of any month during 1999. The maximum amount outstanding at the end of any month was $10.2 million and $25.3 million, respectively, for the years ended December 31, 1998 and 1997.

  There were no federal funds purchased at December 31, 1999 and 1998. Federal funds purchased averaged approximately $1.8 million, $.5 million and $2.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The maximum amount outstanding at the end of any month was $ 6.5 million, $5.0 million and $7.4 million, respectively, for the years ended December 31, 1999, 1998 and 1997.

  The Company has a line of credit agreement with another financial institution permitting borrowing at that institution's prime rate. At December 31, 1999, the line of credit was fully utilized with a balance outstanding of $500,000.

  The Bank has available lines of credit with FHLB which enable it to borrow funds on a secured basis. At December 31, 1999, the majority of the Bank's borrowings consisted of $14.0 million, $10.0 million and $15.0 million of convertible advances from the FHLB. These 10 year advances, bear interest at 5.49%, 4.24% and 4.59% respectively, and have contractual maturity dates of February 19, 2008 and October 8, 2008, and January 21, 2009, respectively. The convertible feature of these advances allow the FHLB, as of February 19, 2003, October 8, 2000 and January 21, 2002, respectively, and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities.


 (8) Income Taxes

    Income tax expenses are summarized as follows:

                                     For the Years Ended December 31,

 (In thousands)                  1999              1998              1997
                             -----------------------------------------------
 Current
    Federal                  $     618              369               625
    State                          265              143               197
                                   ---              ---               ---
                                   883              512               822
 Deferred
    Federal                       (25)               90              (45)
    State                         (11)               28              (17)
                                  ----               --              ----
                                  (36)              118              (62)
                                  ----              ---              ----
 Income tax expense          $     847              630               760
                                  ====              ===               ===

   The effective income tax rates for the years ended December 31, 1999, 1998 and 1997 were 35%, 36% and 42%, respectively. The reconciliation between the statutory Federal income tax rate and the effective tax rate is as follows:

                        For the Years Ended December 31,

                                               1999           1998            1997
                                             ---------------------------------------
 Tax on income at statutory rate                34%            34%             34%
 Tax effects of:
    State income tax, net of federal
     income tax benefit                          7              7               7
    Tax exempt income                           (8)           (6)               -
    Other, net                                   2              1               1
                                                --             --              --
 Tax at effective rate                          35%            36%             42%
                                                ==             ==              ==


  The Company is required to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities.

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                December 31

 (In thousands)                           1999              1998
                                      -----------------------------
 Deferred tax assets:
  Allowance for loan losses            $    397              335
  Accrued expenses                           75              149
  Unrealized depreciation in
    available-for-sale securities         2,121                -
  Other                                      56                2
                                             --               --
     Gross deferred tax assets            2,649              486
                                          -----              ---
 Deferred tax liabilities:
  Unrealized  appreciation in
    available-for-sale securities             -              (46)
  Other                                       6                -
                                             --               --
   Gross deferred tax liabilities             6              (46)
                                             --               --
     Net deferred tax asset            $  2,643              440
                                          =====              ===

 (9) Regulatory Matters

  The Company and the Bank is subject to various regulatory capital requirements by Federal banking agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of December 31, 1999, the most recent notification from the federal banking regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

  The following tables set forth the regulatory capital at December 31, 1999 and 1998, under the rules applicable at such dates. At such dates, management believes that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                                                                  December 31, 1999

                                                                Actual               Regulatory   Minimum
 (Dollars in thousands)                                  Amount         Ratio         Amount      Ratio
                                                    -----------------------------------------------------
 Tier 1 Capital (to Average Adjusted Assets)
   The Company                                       $   21,327        8.13  %       $  10,489    4.00   %
   The Bank                                              21,880        8.34             10,489    4.00

 Tier 1 Capital (to Risk Weighted Assets)
   The Company                                           21,327       13.08              6,522    4.00
   The Bank                                              21,880       13.42              6,522    4.00

 Total Risk Based Capital (to Risk Weighted Assets)
   The Company                                           22,802       13.98             13,045    8.00
   The Bank                                          $   23,355       14.32  %      $   13,045    8.00   %

                                                                  December 31, 1998

                                                               Actual               Regulatory   Minimum
 (Dollars in thousands)                                 Amount         Ratio         Amount      Ratio
                                                    -------------------------------------------------------
 Tier 1 Capital (to Average Adjusted Assets)
   The Company                                       $       -           -  %       $       -       -   %
   The Bank                                             21,803        9.60              9,080    4.00

 Tier 1 Capital (to Risk Weighted Assets)
   The Company                                               -           -                  -       -
   The Bank                                             21,803       17.62              4,951    4.00

 Total Risk Based Capital (to Risk Weighted Assets)
   The Company                                               -           -                  -       -
   The Bank                                          $  22,874       18.48          $   9,901    8.00   %


 (10) Lease Commitments

    The Company has obligations under a number of non-cancellable leases on properties used for banking purposes. Rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $468,000, $416,000 and
$255,000, respectively. Minimum annual rentals, exclusive of taxes and other charges, under operating leases are summarized as follows:

           (In thousands)            Minimum rentals

      Years ending December 31,
                2000                   $     494
                2001                         454
                2002                         410
                2003                         383
                2004                         372
             Thereafter                      606
                                           -----
                Total                  $   2,719

 (11) Disclosures About Fair Value of Financial Instruments

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

                                             December 31,1999                   December 31, 1998
                                     -----------------------------------------------------------------
                                        Carrying        Estimated            Carrying      Estimated
 (In thousands)                           Value        Fair Value              Value      Fair Value
                                     -----------------------------------------------------------------
 Cash and due from banks              $       9,301        9,301              13,170         13,170
 Interest earning deposits                      204          204                 269            269
 Federal funds sold                          18,300       18,300               8,050          8,050
 Securities held-to-maturity *                  341          338                 664            665
 Securities available-for-sale *            169,808      169,808             145,155        145,155
 Loans, net of
   unearned income
  and deferred fees                         121,311      121,225              95,215         95,843

 Deposits:
  Demand, savings, NOW and
    money market deposits                   167,761      167,761             120,770        120,770

  Time certificates and
    other time deposits                     101,979      102,041              97,097         97,781

 Borrowings                           $      39,500       39,192              24,000         24,079

 * See Note 2 for more detailed information regarding fair values by type of security.

 Cash and Due from Banks, Interest Earning Deposits, Federal Funds Sold, and Securities

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

 Deposits

 All deposits, except certificates of deposit, are subject to rate changes at any time, and therefore are considered to be carried at estimated fair value. The fair value of certificates of deposit was estimated by computing the present value of contractual future cash flows for each certificate. The present value rate utilized was the rate offered by the Company at the date of estimation on certificates with an initial maturity equal to the remaining term to maturity of the existing certificates.

 Borrowings

 The estimated fair values of borrowings are valued using estimated discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

 Commitments

 The fair value of commitments is estimated using the fees charged at the date of estimation to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

 The commitments existing at December 31, 1999 and 1998 would be offered at substantially the same rates and under substantially the same terms that would be offered by the Company at December 31, 1999 and 1998 to the counter parties, therefore, the carrying value of existing commitments is considered to be equivalent to the estimated fair value.

 Limitations

 SFAS No. 107 requires disclosures of the estimated fair value of financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument nor the resultant tax ramifications or transaction costs. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

 Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets of the Company that are not considered financial assets include premises and equipment and deferred tax assets. In addition, the tax ramifications related to the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

 (12) Other Commitments and Contingent Liabilities

 (A) Off-Balance Sheet Risks
     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. Such financial instruments are reflected in the Company's financial statements when and if proceeds associated with the commitments are disbursed.

 The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and unused lines of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.


                                                          Contract or notional amounts
 (In thousands)                              December 31, 1999             December 31, 1998
                                             ------------------------------------------------
  Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit              $      5,667                  $ 14,020
   Unused lines of credit                          17,039                    10,204
   Standby letters of credit                          585                       349
                                                      ---                       ---
                                             $      23,291                 $ 24,573

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter party. Collateral held aries but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

 Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

 (b) Other Matters
 The Company is required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. During the years ended December 31, 1999, 1998 and 1997, these balances averaged $6.0 million, $4.5 million and $3.6 million, respectively.

 The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material effect on the Company's financial statements.


 (13) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use for the derivative and its specific designation.

   In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years beginning after June 15, 2000. SFAS No's 133 and 137 apply to quarterly and annual financial statements. The Company does not believe that there will be material impact on its financial condition or results of operations upon the adoption of SFAS No. 133.

 (14) Stock Option Plan

     At a special meeting on December 8, 1998, the stockholders ratified the Long Island Financial Corp. 1998 Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the granting of options to purchase 175,000 shares of common stock of the Company. All officers and other employees of the Company and directors who are not also serving as employees of the Company are eligible to receive awards under the Stock Option Plan. Options under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Common Stock at an exercise price equal to the fair market value on the date of grant.

       The Company applies APB Opinion No. 25 in accounting for stock based compensation, and accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation coast based on the fair value of its stock options at the date of grant under SFAS No. 123, the Company's net income and earnings per share would have been reduced to proforma amounts indicated in the following table:


                                                                           Non            Non          Weighted
                                                   Incentive         Statutory      Qualified           Average
                                                       Stock             Stock      Option to          Exercise
                                                     Options           Options      Directors             Price
                                              -----------------------------------------------------------------
 Balance outstanding at December 31, 1998               -               -                 -           $      -
 Granted                                           40,250               -            73,500              12.50
 Forfeited                                            500               -                 -              12.50
 Exercised                                              -               -                 -                  -
                                                     ----            ----              ----               ----
 Balance outstanding at December 31, 1999          39,750               -            73,500              12.50

 Shares exercisable at December 31, 1999           36,750               -            73,500           $  12.50


                                                                          December 31,1999
 (Dollars in thousands, except per share data)
 Net Income                                          As Reported           $    1,606
                                                     Pro forma                  1,014

 Net Income per Common Share:
 Basic                                               As Reported                .92
                                                     Pro forma                  .58
 Diluted                                             As Reported                .92
                                                     Pro forma             $    .58

         The fair value of the share grants were estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions in fiscal 1999; dividend yield of 2.73%; expected volatility of 45.11%; risk-free interest rates of 4.73%; and expected option lives of 7 years.

 (15) Condensed Parent Company-Only Financial Statements

         The earnings of the Bank are recognized by the Company using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of and for the year ended December 31, 1999 (although the Company did not commence operations until the Reorganization on January 28, 1999, the full year results have been presented).



                             CONDENSED BALANCE SHEET
                             -----------------------
 (In thousands)                                              December 31,
                                                                1999
 Assets:
 Cash and cash equivalent                                   $     284
 Investment in Bank                                            18,892
 Other assets                                                       5
                                                                -----
         Total assets                                       $  19,181
                                                               ------
 Liabilities and Stockholders' Equity:
 Borrowed funds                                             $     500
 Other liabilities                                                338
 Stockholders' equity                                          18,343
                                                               ------
         Total liabilities and stockholders' equity         $  19,181
                                                               ------



                         CONDENSED STATEMENT OF EARNINGS
                         -------------------------------
 (In thousands)                                            For the Year ended
                                                            December 31, 1999
                                                          --------------------
 Dividends received from Bank                               $       1,601
 Interest income                                                        1
                                                                    -----
         Total income                                               1,602
                                                                    -----
 Interest expense - line of credit                                     12
 Other operating expense                                                3
                                                                      ---
         Total expense                                                 15
                                                                      ---
 Income before income taxes and equity in undistributed
  earnings of the Bank                                              1,587
 Income tax benefit                                                     5
                                                                     ----
 Income before equity in undistributed earnings of the Bank         1,592
 Equity in undistributed earnings of Bank                              14
                                                                     ----
         Net Income                                         $       1,606
                                                                    -----

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
 (In thousands)                                                             For the year ended
                                                                            December 31, 1999
                                                                           --------------------
 Cash Flows From Operating Activities:
         Net Income                                                         $       1,606
         Adjustments to reconcile net income to net cash provided
         by operating activities:
                  Equity in the undistributed earnings of subsidiary                  (14)
              Changes in asset and liability accounts:
              Increase in other assets                                                 (5)
              Increase in other liabilities                                           338
                                                                                     ----
                      Net cash provided by operating activities                     1,925

Cash Flows From Investing Activities:

                      Net cash used in investing activities                             0

 Cash Flows From Financing Activities:
     Net increase in borrowed funds                                                   500
     Payments for cash dividends                                                     (563)
     Corporate reorganization costs                                                  (115)
     Purchase of treasury stock                                                    (1,463)
                                                                                   -------
                      Net cash used in financing activities                        (1,641)
                                                                                   -------
     Net increase in cash and cash equivalents                                        284
     Cash and cash equivalents at beginning of year                                     -
                                                                                      ---
     Cash and cash equivalents at the end of the year                      $          284
                                                                                      ---

 Quarterly Financial Data (Unaudited)

    The following table is a summary of financial data by quarter end for the years ended December 31, 1999 and 1998:

                                               1999                                             1998

                                1st         2nd          3rd          4th         1st         2nd        3rd          4th
                              Quarter     Quarter      Quarter      Quarter     Quarter     Quarter    Quarter      Quarter
                                                             (In thousands, except share data)
                            -----------------------------------------------------------------------------------------------
 Selected Operating Data:
 Interest income             $ 4,551     $ 4,622      $ 4,582      $ 4,655     $ 3,835     $ 3,911     $3,696     $ 3,843
 Interest expense              2,374       2,391        2,321        2,396       2,066       2,148      1,961       2,054
                               -----       -----        -----        -----       -----       -----      -----       -----
 Net interest income           2,177       2,231        2,261        2,259       1,769       1,763      1,735       1,789
 Provision for loan losses       150         150          150          150          90          90        120         120
 Net interest income             ---         ---          ---          ---          --          --        ---         ---
  after provision for
   loan losses                 2,027       2,081        2,111        2,109       1,679       1,673      1,615       1,669
 Other operating income          317         596          415          378         112         183        246         377
 Other operating expenses      1,822       1,916        1,925        1,918       1,187       1,370      1,518       1,724
                               -----       -----        -----        -----       -----       -----      -----       -----
 Income before income taxes      522         761          601          569         604         486        343         322
 Income taxes                    190         262          220          175         242         190        108          90
                                 ---         ---          ---          ---         ---         ---        ---          --
 Net income                  $   332     $   499      $   381      $   394     $   362     $   296     $  235     $   232
 Basic and diluted               ===         ===          ===          ===         ===         ===        ===         ===
  earnings per share         $  0.19     $  0.28      $  0.22      $  0.23     $  0.21     $  0.17     $ 0.13     $  0.13
 Weighted average               ====        ====         ====         ====        ====        ====       ====        ====
  shares outstanding       1,775,991   1,776,326    1,758,364    1,696,949  1,760,432    1,764,571  1,768,166   1,771,306

 Independent Auditors' Report




 To The Stockholders And Board of Directors of Long Island financial corp.:


    We have audited the accompanying consolidated balance sheets of Long Island Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Island Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



     /s/ KPMG LLP

    KPMG, LLP

    Melville, New York

    January 18, 2000