Form 10-Q
period 2000-03-31
LONG ISLAND FINANCIAL CORP
filed 2000-05-15
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)      Quarterly Report Pursuant to Section 13 or 15(d) of
    X                the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                       OR
              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission File No.: 0-29826
                                               -------

                           LONG ISLAND FINANCIAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                               11-3453684
      --------                                               ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Suffolk Square, Islandia, New York                        11749
 --------------------------------------                        -----
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

The registrant had 1,646,326 shares of Common Stock outstanding as of May 8, 2000.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                        Page
PART I - FINANCIAL INFORMATION                                          Number

ITEM 1.
  Consolidated Financial Statements - Unaudited
      Consolidated Balance Sheets at March 31, 2000
        and December 31, 1999                                             2
      Consolidated Statements of Earnings for the Three Months Ended
        March 31, 2000 and 1999                                           3
      Consolidated Statement of Changes in Stockholders' Equity
        for the Three Months Ended March 31, 2000                         4
      Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2000 and 1999                                     5
      Notes to Consolidated Financial Statements                          7

ITEM 2.
  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 10

ITEM 3.
  Quantitative and Qualitative Disclosures About Market Risk              17

PART II  - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                           19
ITEM 2.       Changes in Securities and Use of Proceeds                   19
ITEM 3.       Defaults Upon Senior Securities                             19
ITEM 4.       Submission of Matters to a Vote of Security Holders         19
ITEM 5.       Other Information                                           19
ITEM 6.       Exhibits and Reports on Form 8-K                            19

              Signatures                                                  20

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

PART I -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements - Unaudited

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)


                                                           March 31,      December 31,
                                                             2000            1999
                                                         ------------      ----------

Assets:
Cash and due from banks................................$      8,061          9,301
Interest earning deposits..............................         254            204
Federal funds sold.....................................           -         18,300
                                                               ----         ------
              Total cash and cash equivalents..........       8,315         27,805

Securities held-to-maturity, net
 (fair value of $326 and $338, respectively)...........         339            341
Securities available-for-sale, at fair value...........     123,384        169,808
Loans, net of unearned income and deferred fees........     128,881        121,311
Less allowance for loan losses.........................       1,605          1,475
                                                              -----          -----
              Loans, net...............................     127,276        119,836
Premises and equipment, net............................       2,001          2,089
Accrued interest receivable............................       2,425          2,062
Bank owned life insurance..............................       5,990          5,921
Prepaid expenses and other assets......................       3,522          3,192
                                                              -----          -----
              Total assets.............................$    273,252        331,054
                                                            =======        =======

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits....................................$     38,979         36,191
    Savings deposits....................................     30,182         28,444
    NOW and money market deposits.......................     35,389        103,126
    Time certificates issued in excess of $100,000......     25,889         18,242
    Other time deposits.................................     77,572         83,737
                                                             ------         ------
              Total deposits............................    208,011        269,740

Borrowed funds..........................................     43,800         39,500
Accrued expenses and other liabilities  ................      3,180          3,471
                                                              -----          -----
              Total liabilities.........................    254,991        312,711
                                                            -------        -------

Stockholders' equity:
    Common  stock  (par value $.01 per  share;
    10,000,000 shares,  authorized; 1,776,326 shares
    issued; 1,646,326 and 1,776,326 outstanding,
    respectively).......................................         18             18
    Surplus   ..........................................     20,185         20,185
    Accumulated surplus.................................      2,907          2,587
    Accumulated other comprehensive income (loss).......     (3,386)        (2,984)
    Treasury stock at cost, (130,000 shares)............     (1,463)        (1,463)
                                                             -------        -------
              Total stockholders' equity................     18,261         18,343
                                                             ------         ------
    Total liabilities and stockholders' equity..........$   273,252        331,054
                                                            =======        =======

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                              2000             1999
                                                                              ----             ----
         Interest income:
              Interest earning deposits                               $          4                2
              Federal funds sold                                                11              138
              Securities                                                     2,707            2,348
              Interest and fees on loans                                     2,708            2,063
                                                                             -----            -----
                  Total interest income                                      5,430            4,551
                                                                             -----            -----

         Interest expense:
              Savings deposits                                        $        266              131
              NOW and money market deposits                                    340              325
              Time certificates issued in excess of $100,000                   243              342
              Other time deposits                                            1,227            1,134
              Borrowed funds                                                   879              442
                                                                             -----            -----
                  Total interest expense                                     2,955            2,374
                                                                             -----            -----


                  Net interest income                                        2,475            2,177

         Provision for loan losses                                             150              150
                                                                             -----            -----

                  Net interest income after provision
                  for loan losses                                            2,325            2,027
                                                                             -----            -----

         Other operating income:
              Service charges on deposit accounts                     $        200              143
              Net gain on sale of securities                                    52              143
              Other                                                            127               31
                                                                             -----            -----
                  Total other operating income                                 379              317

         Other operating expenses:
              Salaries and employee benefits                                 1,030              939
              Occupancy expense                                                134              135
              Premises and equipment expense                                   192              174
              Other                                                            673              574
                                                                             -----            -----
                  Total other operating expenses                             2,029            1,822

                  Income before income taxes                                   675              522

         Income taxes                                                          223              190
                                                                             -----            -----

                  Net income                                          $        452              332
                                                                             =====            =====
                  Basic and diluted earnings per share                $       0.27             0.19
                                                                             =====            =====

         Weighted average shares outstanding                             1,646,326        1,775,991
                                                                         =========        =========

See accompanying notes to consolidated financial statements.

                                                            LONG ISLAND FINANCIAL CORP.
                                             Consolidated Statement of Changes in Stockholders' Equity
                                                       For the Three Months Ended March 31, 2000
                                                                      (Unaudited)
                                                           (In thousands, except share data)

                                                                                       Accumulated
                                                                                          other
                                               Common                Accumulated       comprehensive    Treasury
                                               stock     Surplus       surplus             loss            stock       Total
                                            -----------  -------   ------------------------------------------------    -----

Balance at December 31, 1999            $       18       20,185         2,587           (2,984)        (1,463)         18,343

Comprehensive income:
   Net income                                    -            -           452                 -              -            452
     Other comprehensive income (loss),
       net of tax:
     Unrealized depreciation in available-
       for-sale securities, net of
       reclassification adjustment (1)           -            -             -             (402)              -          (402)
                                              ----         ----          ----             -----           ----          -----

Total comprehensive income                       -            -             -                 -              -             50

Dividends declared on common
 stock ($.08 per common share)                   -            -         (132)                 -              -          (132)
                                              ----         ----         -----              ----           ----          -----


Balance at March 31, 2000               $       18       20,185         2,907           (3,386)        (1,463)         18,261
                                              ====       ======         =====           =======        =======         ======


                                              LONG ISLAND FINANCIAL CORP.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                    (In thousands)
                                                                             For the Three Months
                                                                                Ended March 31,
                                                                               2000       1999
                                                                               ----       ----

       Cash flows from operating activities:
         Net income                                                      $     452         332
         Adjustments to reconcile net income to net cash
             provided by operating activities:
             Provision for loan losses                                         150         150
             Depreciation and amortization                                     187         138
             Amortization of premiums, net of discount accretion              (598)        (46)
             Loans originated for sale, net of proceeds from
             sales and gains                                                   796       1,103
             Net deferred loan origination fees                                 42          54
             Deferred income taxes                                             (14)        (35)
             Changes in assets and liability account:
                 Accrued interest receivable                                  (363)       (569)
                 Prepaid expenses and other assets                            (101)        307
                 Accrued expenses and other liabilities                       (291)        210
                                                                              -----       ----

         Net cash provided by operating activities                             260       1,644
                                                                               ---       -----

       Cash flows from investing activities:
         Purchases of securities available-for-sale                        (87,325)   (113,068)
         Proceeds from maturities of securities                            132,000     108,695
         Principal repayments on securities                                  1,663       5,208
         Loan originations net of principal repayments                      (8,428)     (4,991)
         Purchase of premises and equipment                                    (99)       (369)
         Purchase of bank owned life insurance                                   -      (5,715)
                                                                            ------      -------
             Net cash provided by (used in) investing activities            37,811     (10,240)
                                                                            ------     --------

       Cash flows from financing activities:
         Net decrease in demand deposit, savings,  NOW,
             and money market accounts                                     (63,211)    (21,540)
         Net increase in certificates of deposit                             1,482      11,117
         Net increase in borrowed funds                                      4,300      15,000
         Payments for cash dividends                                          (132)       (142)
         Corporate reorganization costs                                          -        (103)
         Proceeds from shares issued under the dividend reinvestment
             and stock purchase plan                                             -          59
                                                                            ------     -------

         Net cash (used in) provided by financing activities               (57,561)      4,391
                                                                            -------      -----

         Net decrease in cash and cash equivalents                         (19,490)     (4,205)

       Cash and cash equivalents at beginning of period                     27,805      21,489
                                                                            ------      ------
       Cash and cash equivalents at end of period                        $   8,315      17,284
                                                                             =====      ======


                                   (Continued)

                                              LONG ISLAND FINANCIAL CORP.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                    (In thousands)



                                                                        For the Three Months
                                                                         Ended March 31,
                                                                     -------------------
                                                                        2000         1999
                                                                        ----         ----

        Supplemental disclosure of cash flow information

        Cash paid during the period for:
              Interest                                          $       2,872        2,212
                                                                        =====        =====

              Income taxes                                      $         361            -
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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's 1999 Annual Report on Form 10-K.

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

The Reorganization created a bank holding company structure which provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities in the Bank or in separate subsidiaries of the Company. Finally, the reorganization will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non- bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities.

3.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years beginning after June 15, 1999 SFAS No.'s 133 and 137 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 133.

4.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                     March 31, 2000         December 31, 1999
                                                                 --------------------     -------------------
                                                               Amortized        Fair        Amortized       Fair
                                                                 cost           value         cost          value
                                                            --------------  --------------------------- ---------
                                                                                  (In thousands)

      Held-to-maturity, net:
      Mortgage-backed securities:
         CMO                                               $        339           326           341             338
                                                                    ===           ===           ===             ===

      Available-for-sale:
      U.S. Government and Agency Obligations               $     77,516        73,466       122,423         118,907
      Mortgage-backed securities:
         GNMA                                                    40,663        38,977        41,136          39,580
         FHLMC                                                    1,232         1,257         1,350           1,369
         FNMA                                                     3,272         3,225         3,599           3,571
      Municipal obligations                                       1,166         1,133         1,166           1,143
      Other debt securities                                           -             -            92              91
                                                                -------       -------       -------         -------
      Total debt securities                                     123,849       118,058       169,766         164,661

      Equity securities - FHLB stock                              5,326         5,326         5,147           5,147
                                                                -------       -------       -------         -------
        Total securities available-for-sale                $    129,175       123,384       174,913         169,808
                                                                =======       =======       =======         =======


5.       LOANS RECEIVABLE, NET

Loans receivable, net consist of the following as of the dates indicated:

                                                                  March 31, 2000               December 31, 1999
                                                                  --------------               -----------------
                                                                            (Dollars in thousands)

         Commercial and industrial loans                     $    39,889     30.8  %         $    34,057      27.9  %
         Commercial real estate loans                             88,125     68.0                 84,133      69.0
         Automobile loans                                             67      0.1                  1,463       1.2
         Consumer loans                                            1,196      0.2                  1,250       1.0
         Residential real estate loans held-for-sale                 223      0.9                  1,019       0.9
                                                                 -------   -------               -------   -------
                                                                 129,500    100.0  %             121,922     100.0  %
         Less:
           Unearned income                                             8                              42
           Deferred fees, net                                        611                             569
           Allowance for loan losses                               1,605                           1,475
                                                                   -----                           -----
                                                            $    127,276                      $  119,836
                                                                 =======                         =======



6.       RECENT DEVELOPMENTS

On February 23, 2000 the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on April 3, 2000, to shareholders' of record as of March 24, 2000.

On April 15, 1999, the Company announced the commencement of a program to repurchase up to 10% of it's outstanding common stock. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such purchases will be made at times and in amounts the Company deems appropriate and may be discontinued at any time. As of March 31, 2000, 130,000 shares had been repurchased by the Company at an aggregate cost of $1.5 million.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General

Long Island Commercial Bank, the subsidiary of Long Island Financial Corp., is a New York state- chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York and the surrounding communities of Suffolk and Nassau counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's senior management has substantial banking experience, and senior management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Nassau and Suffolk Counties, New York.

Financial Condition

The Company's total assets were $273.3 million as of March 31, 2000, compared to $331.1 million at December 31, 1999. The decline in cash and cash equivalents of $19.5 million, or 70.1%, was attributable to seasonal municipal deposits which were not on deposit at March 31, 2000. Loans, net, increased $7.4 million, or 6.2%, from $119.8 million at December 31, 1999, to $127.3 million at March 31, 2000, reflecting a $9.8 million increase in commercial real estate and commercial and industrial loans, offset in part by a $1.4 million decrease in the automobile loan portfolio. Securities available-for- sale decreased $46.4 million or 27.3% as a portion of the proceeds of the maturing short term U.S. Government and agency obligations purchased in December 1999 were used to pay the maturing seasonal municipal deposits.

Total deposits decreased $61.7 million, or 22.9%, from $269.7 million at December 31, 1999 to $208.0 million at March 31, 2000, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $67.7 million, or 65.7%, from $103.1 million at December 31, 1999 to $35.4 million at March 31, 2000, is attributable to the timing of seasonal municipal deposits, which were not on deposit at March 31, 2000. The effects of those declines were offset in part by a $2.8 million, or 7.7% increase in demand deposits and a $1.7 million, or 6.1%, increase in savings deposits from December 31, 1999 to March 31, 2000.

Total stockholders' equity decreased $82,000 to $18.3 million at March 31, 2000 primarily due to a $402,000 increase in accumulated other comprehensive loss on securities available-for-sale and dividends declared of $132,000, offset in part by net income of $452,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months ended March 31, 2000, and 1999, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non- accrual loans although they are not material.

                                                                                Three Months Ended March 31,
                                                                    -------------------------------------------------
                                                                     2000                                     1999
                                                                -------------------------------------------------------
                                                                                Average                                   Average
                                                       Average                  Yield /         Average                   Yield /
                                                       Balance     Interest      Cost           Balance    Interest        Cost
                                                       -------     --------      ----           -------    --------        ----

                                                                                     (Dollars in thousands)

Interest earning assets:
     Federal funds sold and
     interest-earning deposits                   $         946    $      15       6.34 %     $  12,140    $    140        4.61  %
     Securities held-to-maturity and
         available-for-sale, net (5)                   170,677        2,694       6.31         145,294       2,210        6.08
     Municipal obligations (4)                           1,166           17       5.83          12,854         206        6.41
     Loans receivable, net (1)                         122,571        2,708       8.84          96,883       2,063        8.52
                                                       -------        -----                     ------       -----
         Total interest-earning assets                 295,360        5,434       7.36         267,171       4,619        6.92
                                                                      -----                                  -----
Non-interest-earning assets                             23,301                                  17,054
                                                       -------                                  ------
Total assets                                     $     318,661                               $ 284,225


Interest-bearing liabilities:
     Savings deposits                            $      29,333    $     266       3.63       $  16,791    $    131        3.12
     NOW and money market deposits                      61,081          340       2.23          68,116         325        1.91
     Certificates of deposit                           103,487        1,470       5.68         106,489       1,476        5.54
                                                       -------        -----                    -------       -----
         Total interest-bearing deposits               193,901        2,076       4.28         191,396       1,932        4.04
     Borrowed funds                                     66,404          879       5.29          36,458         442        4.85
                                                      --------        -----                     ------        ----
         Total interest-bearing liabilities            260,305        2,955       4.54         227,854       2,374        4.17
Other non-interest bearing liabilities                  40,305                                  34,619
                                                      --------                                  ------
Total liabilities                                      300,610                                 262,473
Stockholders' Equity                                    18,051                                  21,752
                                                      --------                                  ------
Total liabilities and stockholders'
     equity                                      $     318,661                               $ 284,225

Net interest income/
     interest rate spread (2) (4)                                 $   2,479       2.82%                   $  2,245        2.75  %
                                                                      =====       ====                       =====        ====

Net interest margin (3)                                                           3.36%                                   3.36  %
                                                                                  ====                                    ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                                 1.13                                    1.17
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

           Comparison of Operating Results for the Three Months Ended
                             March 31, 2000 and 1999


General

The Company reported net income of $452,000, or basic and diluted earnings per share of $.27 for the quarter ended March 31, 2000, compared to $332,000, or basic and diluted earnings per share of $.19 for the prior year period. The increase in net income was attributable primarily to increases in net interest income of $298,000, or 13.7%, and of other operating income of $62,000, or 19.6%, which were offset in part by increases in other operating expenses of $207,000, or 11.4%.


Interest Income

Interest income, on a fully-taxable  equivalent basis,  increased  $815,000,  or
17.6 %, from $4.6 million for the three months ended March 31, 1999, to $5.4 million for the three months ended March 31, 2000. The increase was attributable to an increase in the average balance of total interest-earning assets of $28.2 million, or 10.6%, from $267.2 million for the three months ended March 31, 1999, to $295.4 million for the three months ended March 31, 2000. The average balance of securities held-to-maturity and available-for-sale, net, (exclusive of municipal obligations) decreased $25.4 million, or 17.5%, but returned a 25 basis point increase in the average yield to 6.31% for the three months ended March 31, 2000, compared to 6.08% for the 1999 period. The $1.2 million decline in the average balance of municipal obligations for the three months ending March 31, 2000, from $12.9 million for the comparable prior year period, resulted from the sale of approximately $11.8 million in municipal obligations during the second quarter of 1999. The proceeds from that sale were reinvested in higher earning assets, primarily bank owned life insurance and available-for-sale securities. The average balance of loans, net, increased $25.7 million, or 26.5% from $96.9 million for the three months ended March 31, 1999, to $122.6 million for the 2000 period. The average yield on loans receivable, net, increased 32 basis points from 8.52% for the 1999 period, to 8.84% for the three months ended March 31, 2000. The average yield on interest-earning assets increased from 6.92% for the three months ended March 31, 1999, to 7.36% for the three months ended March 31, 2000 as a result of higher market interest rates.

Interest Expense

Interest expense increased $581,000, or 24.5%, from $2.4 million for the three months ended March 31, 1999, to $3.0 million for the three months ended March 31, 2000, primarily as a result of a $32.5 million or 14.2% increase in the average balance of total interest-bearing liabilities from $227.9 million for the 1999 period to $260.3 million for the three months ended March 31, 2000. The increased interest expense resulted from a increase of $2.5 million, or 1.3% in the average balance of interest-bearing deposits, coupled with a $29.9 million, or 82.1% increase in the average balance of borrowed funds. The average rate paid on interest- bearing deposits increased 24 basis points from 4.04% paid for the 1999 period to 4.28% paid for the three month period ended March 31, 2000. The average balance of savings deposits increased by $12.5 million, or 74.7%, and the average balance of NOW and money market deposits decreased by $7.0 million, or 10.3% from period to period. The average balance of certificates of deposit decreased $3.0 million as the Company continued to focus on reducing its cost of funds. The average cost of borrowed funds increased 44 basis points from 4.85% for the 1999 period, to 5.29% for the three months ended March 31, 2000, due to higher market short term interest rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $234,000, or 10.4%, from $2.3 million for the three months ended March 31, 1999, to $2.5 million for the three months ended March 31, 2000. The average cost of total interest-bearing liabilities for the period increased 37 basis points from 4.17% in the1999 period to 4.54% in the 2000 period. The average yield on interest-earning assets for the period increased 44 basis point from 6.92% in the 1999 period to 7.36% in the 2000 period. The net interest rate spread increased by 7 basis points from 2.75% in the1999 period, to 2.82% in the 2000 period.


Provision for Loan Losses

The Company's provision for loan losses was $150,000 for the three month periods ended March 31, 1999 and 2000. The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgement is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgement of information available to them at the time of their examination.


The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectable and a consistent record of performance has been demonstrated.

                                                                       March 31, 2000            December 31, 1999
                                                                       --------------            -----------------
                                                                                      (In thousands)

Non-accrual loans:
                Commercial and industrial loans                      $       52                       42
                Automobile loans                                             66                       32
                Consumer loans                                               91                      105
                                                                           ----                     ----
                    Total non-accrual loans                                 209                      179

                Loans contractually past due 90 days or
                more, other than non-accruing  (2)                          183                        -

                    Total non-performing loans                        $     392                      179
                                                                           ----                     ----


Allowance for loan losses as a percentage
                of loans  (1)                                              1.25 %                   1.22 %
Allowance for loan losses as a percentage
                of total non-performing loans                            409.44 %                 824.02 %
Non-performing loans as a percentage of loans  (1)                          .30 %                    .15 %

(1)     Loans include loans receivable, net excluding the allowance for  loan losses.
(2)     Excludes  $231,000 of loans at December  31, 1999,  which have  matured, however, are current with respect to scheduled periodic principal and/or interest  payments.  The  Company is in the  process of  renewing  these obligations and/or awaiting anticipated  repayment.  There were no loans in a matured status at March 31, 2000.


Other Operating Income

Other operating income increased $62,000, or 19.6%, from $317,000 for the three month period ended March 31, 1999 to $379,000 for the three month period ended March 31, 2000. The increase was attributable to service charges on deposit accounts which increased by $57,000, or 39.9%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. In addition, other operating income increased $96,000, or 309.7%, period over period, primarily as a result of dividends earned on bank owned life insurance. Net gain on sale of residential loans decreased $91,000 or 63.6% as result of higher market interest rates resulting in an industry wide slowdown in refinancing activity.


Other Operating Expense

Other operating expenses increased $207,000, or 11.4%, from $1.8 million for the three month period ended March 31, 1999, to $2.0 million in the three months ended March 31, 2000, Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended March 31, 2000 are a result of the Bank's overall growth through its increased sales efforts and introduction of new products and services.

Income Taxes

Income taxes increased $33,000, or 17.4%, from $190,000 for the three months ended March 31, 1999, to $223,000 for the three months ended March 31, 2000. The increase is primarily attributable to the increase in income before income taxes offset in part by the related tax benefits of a subsidiary of the Bank.

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

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the three months ended March 31, 1999, and 2000, the Company's purchases of securities were all classified available-for-sale and totaled $113.1 million and $87.3 million, respectively. Loan originations, net of principal repayments on loans, totaled $5.0 million and $8.4 million, for the three months ended March 31, 1999, and 2000, respectively. Those activities were funded primarily by borrowings and principal repayments and maturities on securities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans, liquidate available-for-sale securities and access its lines of credit, totaling $5.5 million with unaffiliated financial institutions which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 9.5% of the Company's assets, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At March 31, 2000, the Company's primary borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At March 31, 2000, convertible advances outstanding were as follows:


                    Interest              Call                 Contractual
  Amount              Rate                Date                  Maturity

  $14,000,000         5.49%             02/19/2003              02/19/2008
  $10,000,000         4.24%             10/08/2000              10/08/2008
  $15,000,000         4.59%             01/21/2002              01/21/2009

Management of the Company has set minimum liquidity level of 10% as a target. The average of the Company's liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the three months ended March 31, 2000, was 24.0%.


Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 1999, the most recent notification from the federal banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.


In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 2000, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 6.95%, 13.73% and 14.73%, respectively.

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

At March 31, 2000, 81.3% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 7.6 years. At such date, $12.3 million, or 9.9%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
6.7 years. At March 31, 2000, the Company had $64.9 million of certificates of deposit with maturities of one year or less and $25.9 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 42.6% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

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

At March 31, 2000, the effect of instantaneous and sustained interest rate changes on the Company's net interest income and Net Economic Value of Equity are as follows:

                       Change in
                    Interest Rates                Potential Change in                      Potential Change in
                    in Basis Points               Net Interest Income                 Net Economic Value of Equity
                    ----------------------------------------------------------------------------------------------
                                                $ Change      % Change                 $ Change          % Change
                                                --------      --------                 ---------         --------
                                                                    (Dollars in thousands)

                          200                   $   325         2.91  %                $ (3,272)         (16.63) %
                          100                       186         1.66                        303            1.54
                        Static                        -            -                          -               -
                         (100)                      (24)        (.21)                     6,015           30.58
                         (200)                     (190)       (1.70)                     8,205           41.71



                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                     Not applicable.

Item 2.           Changes in Securities and Use of Proceeds

                     Not applicable.

Item 3.           Defaults Upon Senior Securities

                     Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                     Not applicable.

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



                           LONG ISLAND FINANCIAL CORP.
                                  (Registrant)



Date:    May 15, 2000           By:  /s/ Douglas C. Manditch
                                     -------------------------
                                       Douglas C. Manditch
                                       President and Chief Executive Officer


Date:    May 15 , 2000          By:  /s/ Thomas Buonaiuto
                                     -------------------------
                                       Thomas Buonaiuto
                                       Vice President and Treasurer

Exhibit 11.0      Computation Of Per Share Earnings

                          Long Island Financial Corp.
                Statement Re: Computation of Per Share Earnings
                    (In thousands, except for share amounts)

                                                               Three Months Ended
                                                   March 31, 2000        March 31, 1999
                                                   --------------        --------------

Net income..................................          $  452                 332


Weighted average shares outstanding.........         1,646,326           1,775,991

Basic and diluted earnings per share........             .27                 .19
                                                         ===                 ===