Form 10-Q
period 2000-06-30
LONG ISLAND FINANCIAL CORP
filed 2000-08-14
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
  ( X )               the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       OR
  ( X )        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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

                  One Suffolk Square, Islandia, New York 11749
                  --------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (631) 348-0888
                               ------------------
              (Registrant's telephone number, including area code)


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

The registrant had 1,598,826 shares of Common Stock outstanding as of August 11, 2000.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number

ITEM 1. Consolidated Financial Statements - Unaudited
        Consolidated Balance Sheets at June 30, 2000
          and December 31, 1999                                              2
        Consolidated Statements of Earnings for the Three Months
          and Six Months Ended June 30, 2000 and 1999                        3
        Consolidated Statement of Changes in Stockholders' Equity
          for the Six Months Ended June 30, 2000                             4
        Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2000 and 1999                                       5
        Notes to Consolidated Financial Statements                           7

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk          21

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                   23
ITEM 2. Changes in Securities and Use of Proceeds                           23
ITEM 3. Defaults Upon Senior Securities                                     23
ITEM 4. Submission of Matters to a Vote of Security Holders                 23
ITEM 5. Other Information                                                   23
ITEM 6. Exhibits and Reports on Form 8-K                                    23

        Signatures                                                          24

================================================================================

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

================================================================================


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
-------  ---------------------------------

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                              June 30,     December 31,
                                                                                2000           1999
                                                                            -----------    ------------
                                                                            (Unaudited)
Assets:

Cash and due from banks...................................................   $  5,721          9,301
Interest earning deposits.................................................      1,329            204
Federal funds sold........................................................          -         18,300
                                                                             --------        -------
          Total cash and cash equivalents.................................      7,050         27,805

Securities held-to-maturity (fair value of $319 and $338, respectively)...        339            341
Securities available-for-sale, at fair value..............................    121,380        169,808
Loans, net of unearned income and deferred fees...........................    134,025        121,311
Less allowance for loan losses............................................     (1,913)        (1,475)
                                                                              -------        -------
          Total loans, net................................................    132,112        119,836
Premises and equipment, net...............................................      1,894          2,089
Accrued interest receivable...............................................      1,864          2,062
Bank owned life insurance.................................................      6,059          5,921
Prepaid expenses and other assets.........................................      4,356          3,192
                                                                              -------        -------
          Total assets....................................................   $275,054        331,054
                                                                              =======        =======

Liabilities and Stockholders' Equity:

Deposits:
     Demand deposits......................................................   $ 38,873         36,191
     Savings deposits.....................................................     30,641         28,444
     NOW and money market deposits........................................     36,755        103,126
     Time certificates issued in excess of $100,000.......................     26,970         18,242
     Other time deposits..................................................     75,558         83,737
                                                                              -------        -------
          Total deposits..................................................    208,797        269,740

Borrowed funds............................................................     44,516         39,500
Accrued expenses and other liabilities....................................      3,514          3,471
                                                                              -------        -------
          Total liabilities...............................................    256,827        312,711
                                                                              -------        -------

Stockholders' equity:
     Common stock (par value $.01 per share; 10,000,000 shares, authorized; 1,776,326 shares issued; 1,626,326 and 1,6,326
       outstanding, respectively).........................................         18             18
     Surplus..............................................................     20,185         20,185
     Accumulated surplus..................................................      3,327          2,587
     Accumulated other comprehensive loss.................................     (3,620)        (2,984)
     Treasury stock at cost, (150,000 shares).............................     (1,683)        (1,463)
                                                                              -------        -------
          Total stockholders' equity......................................     18,227         18,343
                                                                              -------        -------
          Total liabilities and stockholders' equity......................   $275,054        331,054
                                                                              =======        =======

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)


                                                            For the Three Months           For the Six Months
                                                               Ended June 30,                 Ended June 30,
                                                           ----------------------         --------------------
                                                             2000           1999           2000          1999
                                                             ----           ----           ----          ----
Interest income:
     Loans                                                 $ 2,925          2,164          5,633         4,227
     Securities                                              2,321          2,334          5,028         4,682
     Federal funds sold                                          4            122             15           260
     Earning deposits                                            4              2              8             4
                                                             -----          -----         ------         -----
          Total interest income                              5,254          4,622         10,684         9,173
                                                             -----          -----         ------         -----

Interest expense:
     Savings deposits                                      $   279            171            545           302
     NOW and money market deposits                             310            289            650           614
     Time certificates issued in excess of $100,000            314            316            557           660
     Other time deposits                                     1,229          1,112          2,456         2,244
     Borrowed funds                                            604            503          1,483           945
                                                             -----          -----          -----        ------
          Total interest expense                             2,736          2,391          5,691         4,765
                                                             -----          -----          -----        ------

     Net interest income                                     2,518          2,231          4,993         4,408

Provision for loan losses                                        -            150            150           300
                                                             -----          -----          -----        ------

     Net interest income after provision
       for loan losses                                       2,518          2,081          4,843         4,108
                                                             -----          -----          -----         -----

Other operating income:
     Service charges on deposit accounts                   $   221            167            421           310
     Net gain on sale of securities                              -             88              -            88
     Mortgage banking operations                                47            182             99           325
     Other                                                     160            159            287           190
                                                             -----          -----          -----        ------
          Total other operating income                         428            596            807           913

Other operating expenses:
     Salaries and employee benefits                          1,056          1,002          2,086         1,941
     Occupancy expense                                         142            145            276           280
     Premises and equipment expense                            200            175            392           349
     Other                                                     717            594          1,390         1,168
                                                             -----          -----          -----         -----
         Total other operating expenses                      2,115          1,916          4,144         3,738

         Income before income taxes                            831            761          1,506         1,283

Income taxes                                                   282            262            505           452
                                                             -----          -----         ------        ------

       Net income                                          $   549            499          1,001           831
                                                             =====          =====          =====        ======
       Basic and diluted earnings per share                $  0.33           0.28           0.61          0.47
                                                             =====          =====         ======        ======

Weighted average shares outstanding                      1,639,293      1,776,326      1,642,810     1,776,160


See accompanying notes to unaudited consolidated financial statements.


                           LONG ISLAND FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                          Accumulated
                                                                                             Other
                                                  Common                 Accumulated     Comprehensive     Treasury
                                                  Stock      Surplus       Surplus            Loss           Stock      Total
                                                  ------     -------     -----------     -------------     ---------    -----

Balance at December 31, 1999                    $    18       20,185        2,587           (2,984)         (1,463)     18,343

Comprehensive income:
     Net income                                       -            -        1,001                -               -       1,001
         Other comprehensive income (loss),
               net of tax:
         Unrealized loss in available-
              for-sale securities, net of
              reclassification adjustment             -            -            -             (636)              -        (636)
                                                  -----       ------        -----            -----           -----      ------

Total comprehensive income                            -            -            -                -               -         365

Common stock repurchased (20,000 shares)                                                                      (220)       (220)

Dividends declared  ($.16 per common share)           -            -         (261)               -               -        (261)
                                                  -----       ------         ----            -----           -----      ------


Balance at June 30, 2000                       $     18       20,185        3,327           (3,620)         (1,683)     18,227
                                                  =====       ======        =====            =====           =====      ======






See accompanying notes to unaudited consolidated financial statements.



                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                           For the Six Months
                                                                              Ended June 30,
                                                                           ------------------
                                                                           2000          1999
                                                                           ----          ----

Cash flows from operating activities:

     Net income                                                         $  1,001          831
     Adjustments to reconcile net income to net cash
       provided by operating activities:
            Provision for loan losses                                        150          300
            Depreciation and amortization                                    376          282
            Amortization of premiums, net of discount accretion             (851)        (122)
            Gain on sales of securities                                        -          (88)
            Loans originated for sale, net of proceeds
              from sales and gains                                           282          451
            Net deferred loan origination fees                                47           74
            Deferred income taxes                                            (56)         (71)
            Changes in assets and liability account:
                 Accrued interest receivable                                 198         (213)
                 Accrued expenses and other liabilities                       43          260
                 Prepaid expenses and other assets                          (794)         216
                                                                         -------      -------

     Net cash provided by operating activities                               396        1,920
                                                                         -------      -------

Cash flows from investing activities:

     Purchases of securities available-for-sale                         (344,651)    (226,838)
     Proceeds from sales of securities available-for-sale                      -       12,777
     Proceeds from maturities of securities                              389,600      211,195
     Principal repayments on securities                                    3,244        9,576
     Loan originations net of principal repayments                       (12,755)     (11,836)
     Purchase of premises and equipment                                     (181)        (505)
     Purchase of bank owned life insurance                                     -       (5,715)
                                                                         -------      -------
          Net cash provided by (used in) investing activities             35,257      (11,346)
                                                                         -------      -------

Cash flows from financing activities:
     Net decrease in demand deposit, savings,  NOW,
       and money market accounts                                         (61,492)     (23,962)
     Net increase in certificates of deposit                                 549        2,535
     Net increase in borrowed funds                                        5,016       15,000
     Payments for cash dividends                                            (261)        (284)
     Purchase of treasury stock                                             (220)           -
     Corporate reorganization costs                                            -         (115)
     Proceeds from shares issued under the dividend
       reinvestment and stock purchase plan                                    -           59
                                                                         -------       ------
          Net cash (used in) provided by financing activities            (56,408)      (6,767)
                                                                         -------       ------

          Net decrease in cash and cash equivalents                      (20,755)     (16,193)

Cash and cash equivalents at beginning of period                          27,805       21,489
                                                                         -------      -------
Cash and cash equivalents at end of period                              $  7,050        5,296
                                                                         =======      =======

                                   (Continued)

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                     For the Six Months
                                                       Ended June 30,
                                                     ------------------
                                                     2000          1999
                                                     ----          ----
Supplemental disclosure of cash flow information

Cash paid during the period for:

     Interest                                     $ 5,738         5,074
                                                    =====         =====

     Income taxes                                 $ 1,080             -
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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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


3.  SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:


                                                June 30, 2000               December 31, 1999
                                           --------------------         ---------------------
                                           Amortized      Fair          Amortized       Fair
                                              Cost        Value           Cost          Value
                                           ---------      -----         ---------       -----
                                                             (In thousands)

Held-to-maturity:
Mortgage-backed securities:
  CMO                                      $    339          319             341           338
                                            =======      =======         =======       =======

Available-for-sale:
U.S. Government and Agency Obligations     $ 77,515       72,977         122,423       118,907
     Mortgage-backed securities:
         GNMA                                39,332       37,760          41,136        39,580
         FHLMC                                1,180        1,192           1,350         1,369
         FNMA                                 3,053        2,995           3,599         3,571
Municipal obligations                         1,167        1,130           1,166         1,143
Other debt securities                             -            -              92            91
                                            -------      -------         -------       -------
     Total debt securities                  122,247      116,054         169,766       164,661

Equity securities - FHLB stock                5,326        5,326           5,147         5,147
                                            -------      -------         -------       -------
     Total securities available-for-sale   $127,573      121,380         174,913       169,808
                                            =======      =======         =======       =======


4.  LOANS, NET

Loans, net consist of the following as of the dates indicated:

                                                  June 30, 2000             December 31, 1999
                                                  -------------             -----------------
                                                           (Dollars in thousands)

Commercial and industrial loans                 $ 41,724    31.0 %        $ 34,057      27.9 %
Commercial real estate loans                      91,071    67.6            84,133      69.0
Automobile loans                                       -       -             1,463       1.2
Consumer loans                                     1,115     0.8             1,250       1.0
Residential real estate loans held-for-sale          737     0.6             1,019       0.9
                                                 -------   -----           -------     -----
                                                 134,647   100.0           121,922     100.0
    Less:
         Unearned income                               6                        42
         Deferred fees, net                          616                       569
         Allowance for loan losses                 1,913                     1,475
                                                 -------                   -------
                                                $132,112                  $119,836
                                                 =======                   =======

5.  RECENT DEVELOPMENTS

On May 24, 2000 the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on July 3, 2000, to shareholders' of record as of June 23, 2000.

On April 15, 1999, the Company announced the commencement of a program to repurchase up to 10% of it's outstanding common stock. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such purchases will be made at times and in amounts the Company deems appropriate and may be discontinued at any time. As of June 30, 2000, 150,000 shares had been repurchased by the Company at an aggregate cost of $1.7 million.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

General

Long Island Commercial Bank, the subsidiary of Long Island Financial Corp., is a New York state- chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities of Suffolk and Nassau counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's senior management has substantial banking experience, and senior management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Nassau and Suffolk Counties, New York.

Financial Condition

The Company's total assets were $275.1 million as of June 30, 2000, compared to $331.1 million at December 31, 1999. The decline in cash and cash equivalents of $20.8 million, or 74.6%, was attributable to seasonal municipal deposits which were not on deposit at June 30, 2000. Loans, net, increased $12.3 million, or 10.2%, from $119.8 million at December 31, 1999, to $132.1 million at June 30, 2000, reflecting a $14.6 million increase in commercial real estate and commercial and industrial loans, offset in part by a $1.5 million decrease in the automobile loan portfolio. Securities available-for-sale decreased $48.4 million or 28.5% as a portion of the proceeds of the maturing short term U.S. Government and agency obligations purchased in December 1999 were used to pay the maturing seasonal municipal deposits. Prepaid expenses and other assets increased $ 1.2 million as a result of an increase in deferred tax benefits relating to the securities portfolio and increases in estimated federal and state income taxes payable.

Total deposits decreased $60.9 million, or 22.6%, from $269.7 million at December 31, 1999 to $208.8 million at June 30, 2000, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $66.4 million, or 64.4%, from $103.1 million at December 31, 1999 to $36.8 million at June 30, 2000, is attributable to the timing of seasonal municipal deposits which were not on deposit at June 30, 2000. The effects of those declines were offset in part by a $2.7 million, or 7.4% increase in core demand deposits and a $2.2 million, or 7.7%, increase in core savings deposits from December 31, 1999 to June 30, 2000.

Total stockholders' equity decreased $116,000 to $18.2 million at June 30, 2000 primarily due to a $636,000 increase in accumulated other comprehensive loss on securities available-for-sale, dividends declared of $261,000, and the repurchase of 20,000 shares, or $220,000, of common stock. Offsetting these events was net income of $1.0 million for the six months ended June 30, 2000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables sets forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months and six months ended June 30, 2000, and 1999, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans although they are not material.


                                                                   Three Months Ended June 30,
                                             ------------------------------------------------------------------------
                                                            2000                                    1999
                                             --------------------------------        --------------------------------
                                                                      Average                                 Average
                                             Average                  Yield /        Average                  Yield /
                                             Interest       Cost      Balance        Interest       Cost      Balance
                                             --------       ----      -------        --------       ----      -------
                                                                      (Dollars in thousands)

Interest earning assets:
     Federal funds sold and
       interest-earning deposits             $    512      $    8      6.25 %        $ 10,417      $  124      4.76 %
     Securities held-to-maturity and
       available-for-sale, net (1)            145,048       2,309      6.37           151,330       2,307      6.10
     Municipal obligations (2)                  1,167          17      5.83             2,578          40      6.21
     Loans receivable, net (3)                129,630       2,925      9.03           100,818       2,164      8.59
                                              -------       -----                     -------       -----
          Total interest-earning assets       276,357       5,259      7.61           265,143       4,635      6.99
Non-interest-earning assets (4)                18,520                                  20,367
                                              -------                                 -------
Total assets                                 $294,877                                $285,510
                                              =======                                 =======

Interest-bearing liabilities:
     Savings deposits                        $ 30,214      $  279      3.69          $ 21,737      $  171      3.15
     NOW and money market deposits             52,767         310      2.35            60,395         289      1.91
     Certificates of deposit                  103,625       1,543      5.96           104,567       1,428      5.46
                                              -------       -----                     -------       -----
         Total interest-bearing deposits      186,606       2,132      4.57           186,699       1,888      4.05
     Borrowed funds                            46,610         604      5.18            41,195         503      4.88
                                              -------       -----                     -------       -----
         Total interest-bearing liabilities   233,216       2,736      4.69           227,894       2,391      4.20
Other non-interest bearing liabilities         43,554                                  36,507
                                              -------                                 -------
Total liabilities                             276,770                                 264,401
Stockholders' Equity                           18,107                                  21,109
                                              -------                                 -------
Total liabilities and
  stockholders' equity                       $294,877                                $285,510
                                              =======                                 =======

Net interest income/
  interest rate spread (5)                                 $2,523      2.92 %                      $2,244      2.79 %
                                                            =====      ----                         =====      ====

Net interest margin (6)                                                3.65 %                                  3.39 %
                                                                       ----                                    ====

Ratio of interest-earning assets to
  interest-bearing liabilities                                         1.18                                    1.16
                                                                       ====                                    ====

(1) Securities, net exclude municipal obligations.
(2) Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate of 34%.
(3) Amount is net of residential real estate loans held-for-sale, deferred loan fees, allowance for loan losses and includes non-performing loans.
(4) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(5) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.



                                                                      Six Months Ended June 30,
                                              ------------------------------------------------------------------------
                                                            2000                                     1999
                                              --------------------------------         -------------------------------
                                                                       Average                                 Average
                                              Average                  Yield /         Average                 Yield /
                                              Balance     Interest      Cost           Balance     Interest     Cost
                                              -------     --------     -------         -------     --------    -------
                                                                        (Dollars in thousands)

Interest earning assets:
     Federal funds sold and
       interest-earning deposits             $    729      $    23      6.31 %        $ 11,274      $  264      4.68 %
     Securities, net (1)                      160,789        5,004      6.22           148,280       4,516      6.09
     Municipal obligations (2)                  1,167           34      5.83             7,688         240      6.24
     Loans receivable, net (3)                126,100        5,633      8.93            98,861       4,227      8.55
                                              -------       ------                     -------       -----
          Total interest-earning assets       288,785       10,694      7.41           266,103       9,247      6.95
Non-interest-earning assets (4)                17,985                                   18,769
                                              -------                                  -------
Total assets                                  306,770                                 $284,872
                                              =======                                  =======


Interest-bearing liabilities:
     Savings deposits                        $ 29,774      $   545      3.66          $ 19,278      $  302      3.13
     NOW and money market deposits             56,924          650      2.28            64,234         614      1.91
     Certificates of deposit                  103,556        3,013      5.82           105,522       2,904      5.50
                                              -------       ------                     -------       -----
          Total interest-bearing deposits     190,254        4,208      4.42           189,034       3,820      4.04
     Borrowed funds                            56,507        1,483      5.25            38,840         945      4.87
                                              -------       ------                     -------       -----
          Total interest-bearing liabilities  246,761        5,691      4.61           227,874       4,765      4.18
Other non-interest bearing liabilities         41,930                                   35,569
                                              -------                                  -------
Total liabilities                             288,691                                  263,443
Stockholders' Equity                           18,079                                   21,429
                                              -------                                  -------
Total liabilities and
  stockholders' equity                        306,770                                 $284,872
                                              =======                                  =======

Net interest income/
  interest rate spread (5)                                 $ 5,003      2.80 %                      $4,482      2.77 %
                                                            ======      ====                         =====      ====

Net interest margin (6)                                                 3.46 %                                  3.37 %
                                                                        ====                                    ====

Ratio of interest-earning assets to
  interest-bearing liabilities                                          1.17                                    1.17
                                                                        ====                                    ====

(1) Securities, net exclude municipal obligations.
(2) Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate of 34%.
(3) Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses and includes non-performing loans.
(4) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(5) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months
Ended June 30, 2000 and 1999

General

The Company reported net income of $549,000, or basic and diluted earnings per share of $.33 for the quarter ended June 30, 2000, compared to $499,000, or basic and diluted earnings per share of $.28 for the prior year period. The increase in net income was attributable primarily to increases in net interest income after provision for loan losses of $437,000, or 21.0%, which were offset in part by increases in other operating expenses of $199,000, or 10.4%.

Interest Income

Interest income, on a fully-taxable equivalent basis, increased 624,000, or 13.5 %, from $4.6 million for the three months ended June 30, 1999, to $5.3 million for the three months ended June 30, 2000. The increase was attributable to an increase in the average balance of total interest-earning assets of $11.2 million, or 4.2%, from $265.1 million for the three months ended June 30, 1999, to $276.4 million for the three months ended June 30, 2000. The average balance of securities, net, (exclusive of municipal obligations) decreased $6.3 million, or 4.2%, but average yield increased 27 basis points to 6.37% for the three months ended June 30, 2000, compared to 6.10% for the 1999 period. The $1.4 million decline in the average balance of municipal obligations, for the three months ended June 30, 2000, from $2.6 million for the comparable prior year period, resulted from the sale of approximately $11.8 million in municipal obligations during the three months ended June 30, 1999. The proceeds from that sale were reinvested in higher earning assets, primarily bank owned life insurance and available-for-sale securities. The average balance of loans, net, increased $28.8 million, or 28.6% from $100.8 million for the three months ended June 30, 1999, to $129.6 million for the 2000 period. The average yield on loans receivable, net, increased 44 basis points from 8.59% for the 1999 period, to 9.03% for the three months ended June 30, 2000. The average yield on total interest-earning assets increased from 6.99% for the three months ended June 30, 1999, to 7.61% for the three months ended June 30, 2000 as a result of increased market interest rates.

Interest Expense

Interest expense increased $345,000, or 14.4%, from $2.4 million for the three months ended June 30, 1999, to $2.7 million for the three months ended June 30, 2000, primarily as a result of a $5.3 million or 2.3% increase in the average balance of total interest-bearing liabilities from $227.9 million for the 1999 period to $233.2 million for the three months ended June 30, 2000. The increased interest expense resulted from an increase of $5.4 million, or 13.1% in the average balance of borrowed funds. The average rate paid on interest-bearing deposits increased 52 basis points from 4.05% paid for the 1999 period to 4.57% paid for the three months ended June 30, 2000. The average balance of savings deposits increased by $8.5 million, or 39.0%, and the average balance of NOW and money market deposits decreased by $7.6 million, or 12.6% from period to period. The average balance of certificates of deposit decreased $942,000 as the Company continued to focus on reducing its cost of funds. The average cost of borrowed funds increased 30 basis points from 4.88% for the 1999 period, to 5.18% for the three months ended June 30, 2000, due to higher market short term interest rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $279,000, or 12.4%, from $2.2 million for the three months ended June 30, 1999, to $2.5 million for the three months ended June 30, 2000. The average cost of total interest-bearing liabilities for the period increased 49 basis points from 4.20% in the1999 period to 4.69% in the 2000 period. The average yield on total interest-earning assets for the period increased 62 basis point from 6.99% in the 1999 period to 7.61% in the 2000 period. The net interest rate spread increased by 13 basis points from 2.79% in the 1999 period, to 2.92% in the 2000 period.

Provision for Loan Losses

The Company had no provision for loan losses for the three months ended June 30 2000, compared to a $150,000 provision for the three month period ended June 30, 1999. The absence of a provision for loan losses for the three months ended June 30, 2000 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At June 30, 2000 and December 31, 1999, the allowance for loan losses amounted to $1.9 million and $1.5 million, respectively. The increase in the allowance for loan losses at June 30, 2000 was primarily attributable to the Company successfully recovering $397,000 on a commercial and industrial loan previously charged off. The allowance for loan losses as a percentage of loans was 1.43% and 1.22% at June 30, 2000 and 1999, respectively.

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

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans which are past due more than 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectable and a consistent record of performance has been demonstrated.

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                                      (In thousands)

Non-accrual loans:
     Commercial and industrial loans               $  208                42
     Automobile loans                                   -                32
     Consumer loans                                    58               105
                                                    -----               ---
          Total non-accrual loans                     266               179

     Loans contractually past due 90 days or
       more, other than non-accruing (2)              209                 -
                                                     ----               ---

          Total non-performing loans               $  475               179
                                                     ----               ---

Allowance for loan losses as a percentage
  of loans (1)                                       1.43 %            1.22 %
Allowance for loan losses as a percentage
  of total non-performing loans                    402.73 %          824.02 %
Non-performing loans as a percentage of loans (1)     .35 %             .15 %


(1) Loans include loans receivable, net excluding the allowance for loan losses.

(2) Excludes $231,000 of loans at December 31, 1999, which have matured, how-ever, are current with respect to scheduled periodic principal and/or interest payments. The Company is in the process of renewing these obligations and/or awaiting anticipated repayment. There were no loans con-tractually past due more than 90 days in a matured status at June 30, 2000.

Other Operating Income

Other operating income decreased $168,000, or 28.2%, to $428,000 for the three months ended June 30, 2000. Service charges on deposit accounts increased $54,000, or 32.3%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Net gain on sale of residential loans decreased $135,000 or 74.2% as a result of overall decrease in residential mortgage loan production. Higher market interest rates have resulted in an industry wide slowdown in residential lending. In addition, the Company benefitted from an $88,000 gain on the sale of securities in the three months ended June 30, 1999 and there were no securities sales in the three months ended June 30, 2000.

Other Operating Expense

Other operating expenses increased $199,000, or 10.4%, from $1.9 million for the three months ended June 30, 1999, to $2.1 million in the three months ended June 30, 2000. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended June 30, 2000 are a result of the Bank's overall growth through its increased sales efforts and introduction of new products and services.

Income Taxes

Income taxes increased $20,000, or 7.6%, from $262,000 for the three months ended June 30, 1999, to $282,000 for the three months ended June 30, 2000. The increase is attributable to the increase in income before income taxes. The effective tax rate for the three months ended June 30, 2000 was 33.9%, compared to 34.4% for the three months ended June 30, 1999.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

General

The Company reported net income of $1.0 million, or basic and diluted earnings per share of $.61 for the six months ended June 30, 2000, compared to $831,000, or basic and diluted earnings of $.47 per share for the prior year period. The increase in net income was attributable primarily to an increase in net interest income after provision for loan losses of $735,000, or 17.9%, which was offset in part by increases in other operating expenses of $406,000, or 10.9%.

Interest Income

Interest income, on a fully-taxable equivalent basis, increased $1.4 million, or
15.6 %, from $9.2 million for the six months ended June 30, 1999, to $10.7 million for the six months ended June 30, 2000. The increase was attributable to an increase in the average balance of total interest-earning assets of $22.7 million, or 8.5%, from $266.1 million for the six months ended June 30, 1999, to $288.8 million for the six months ended June 30, 2000. The average balance of securities, net, (exclusive of municipal obligations) increased $12.5 million, or 8.4%, and returned a 13 basis point increase in the average yield to 6.22% for the six months ended June 30, 2000, compared to 6.09% for the 1999 period. The $6.5 million decline in the average balance of municipal obligations for the six months ended June 30, 2000 from $7.7 million for the comparable prior year period, resulted from the sale of approximately $11.8 million in municipal obligations during the second quarter of 1999. The proceeds from that sale were reinvested in higher earning assets, primarily bank owned life insurance and available-for-sale securities. The average balance of loans, net, increased $27.2 million, or 27.6% from $98.9 million for the six months ended June 30,
1999, to $126.1 million for the 2000 period. The average yield on loans receivable, net, increased 38 basis points from 8.55% for the 1999 period, to 8.93% for the six months ended June 30, 2000. The average yield on interest-earning assets increased from 6.95% for the six months ended June 30, 1999, to 7.41% for the six months ended June 30, 2000 as a result of increased market interest rates.

Interest Expense

Interest expense increased $926,000, or 19.4%, from $4.8 million for the six months ended June 30, 1999, to $5.7 million for the six months ended June 30, 2000, primarily as a result of a $18.9 million or 8.3% increase in the average balance of total interest-bearing liabilities from $227.9 million for the 1999 period to $246.8 million for the six months ended June 30, 2000. The increased interest expense resulted from an increase of $17.7 million, or 45.5% in the average balance of borrowed funds. The average rate paid on interest-bearing deposits increased 38 basis points from 4.04% paid for the 1999 period to 4.42% paid for the six month period ended June 30, 2000. The average balance of savings deposits increased by $10.5 million, or 54.4%, and the average balance of NOW and money market deposits decreased by $7.3 million, or 11.4% from period to period. The average balance of certificates of deposit decreased $2.0 million as the Company continued to focus on reducing its cost of funds. The average cost of borrowed funds increased 38 basis points from 4.87% for the 1999 period, to 5.25% for the six months ended June 30, 2000, due to higher market short term interest rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $521,000, or11.6%, from $4.5 million for the six months ended June 30, 1999, to $5.0 million for the six months ended June 30, 2000. The average cost of total interest-bearing liabilities for the period increased 43 basis points from 4.18% in the1999 period to 4.61% in the 2000 period. The average yield on interest-earning assets for the period increased 46 basis point from 6.95% in the 1999 period to 7.41% in the 2000 period. The net interest rate spread increased by 3 basis points from 2.77% in the 1999 period, to 2.80% in the 2000 period.

Provision for Loan Losses

The Company's provision for loan losses was $150,000 for the six months ended June 30, 2000 as compared to $300,000 for the six months ended June 30, 1999. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount which, in management's judgement is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income decreased $106,000, or 11.6%, to $807,000 or the six month period ended June 30, 2000. Service charges on deposit accounts increased $111,000, or 35.8%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Net gain on sale of residential loans decreased $226,000 or 69.5% as a result of overall decrease in residential mortgage loan production. Higher market interest rates have resulted in an industry wide slowdown in residential lending. In addition, the Company benefitted from an $88,000 gain on the sale of securities in the six months ended June 30, 1999 and there were no securities sales in the six months ended June 30, 2000..

Other Operating Expense

Other operating expenses increased $406,000, or 10.9%, from $3.7 million for the six months ended June 30, 1999, to $4.1 million in the six months ended June 30, 2000. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the six months ended June 30, 2000 are a result of the Bank's overall growth through its increased sales efforts and introduction of new products and services.

Income Taxes

Income taxes increased $53,000, or 11.7%, from $452,000 for the six months ended June 30, 1999, to $505,000 for the six months ended June 30, 2000. The increase is attributable to the increase in income before income taxes. The effective tax rate for the six months ended June 30, 2000 was 33.5%, compared to 35.2% for the six months ended June 30, 1999.

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

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years begin-ning after June 15, 2000 SFAS No.'s 133 and 137 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 133 and No. 138.

In June 2000 the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement No. 133," or SFAS No. 138. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 will be adopted concurrently with SFAS No. 133.

Liquidity

Liquidity management for the Company requires that funds be available to pay all deposit withdrawal and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. For most banks, including the Bank, maturing assets provide only a limited portion of the funds required to pay maturing liabilities over a very short time frame. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the six months ended June 30, 2000, and 1999, the Company's purchases of securities were all classified available-for-sale and totaled $389.6 million and $211.2 million, respectively. Loan originations, net of principal repayments on loans, totaled $12.8 million and $11.8 million, for the six months ended June 30, 2000, and 1999, respectively. Those activities were funded primarily by borrowings and principal repayments and maturities on securities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans, liquidate available-for-sale securities and access its lines of credit, totaling $5.5 million with unaffiliated financial institutions which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 9.5% of the Company's assets at June 30, 2000, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At June 30, 2000, the Company's primary borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At June 30, 2000, convertible advances outstanding were as follows:

          Interest          Call          Contractual
           Amount           Rate              Date            Maturity
          --------          ----          -----------         --------
        $14,000,000         5.49%         02/19/2003         02/19/2008
        $10,000,000         4.24%         10/08/2000         10/08/2008
        $15,000,000         4.59%         01/21/2002         01/21/2009

Management of the Company has set minimum liquidity level of 10% as a target. The average of the Company's liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the three months ended June 30, 2000, was 20.7%.

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

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 2000, the Bank exceeded those requirements with a leverage capital ratio, and risk- based capital ratio and total-risk based capital ratio of 7.30%, 13.23%, and 14.38%, respectively.

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

At June 30, 2000, 83.45% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 7.8 years. At such date, $11.6 million, or 9.6%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
6.4 years. At June 30, 2000, the Company had $56.3 million of certificates of deposit with maturities of one year or less and $27.0 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 38.8% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

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

At June 30, 2000, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

                        Potential Change in             Potential Change in
  Change in             Net Interest Income        Net Economic Value of Equity
Interest Rates        ----------------------       ----------------------------
in Basis Points       $ Change      % Change         $ Change        % Change
---------------       --------      --------         --------        --------
                                     (Dollars in thousands)

      200             $   304          2.61 %        $(2,839)         (14.35) %
      100                 199          1.71              646            3.27
    Static                  -             -                -               -
     (100)                (58)         (.50)           6,112           30.90
     (200)               (299)        (2.57)           8,164           41.27

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 26, 2000, and the following individuals were elected as Directors for a term of three years each:

                             Votes         Votes                        Broker
                              For        Withheld     Abstentions     Non-Votes
                             -----       --------     -----------     ---------

John L. Ciarelli, Esq.     1,224,925      60,900           -              -
Waldemar Fernandez         1,224,925      60,900           -              -
Werner S. Neuberger        1,224,925      60,900           -              -
Sally Ann Slacke           1,224,925      60,900           -              -
John C. Tsunis, Esq.       1,224,925      60,900           -              -

The terms of the following Directors continued after the Annual Meeting:

Harvey Auerbach, Donald Del Duca, Perry B. Duryea, Jr., Frank J. Esposito, Roy
M. Kern, Sr., Gordon A. Lenz, Walter J. Mack, MD, Douglas C. Manditch,
Thomas F. Roberts III, Alfred Romito.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

         11.0  Statement Re: Computation of Per Share Earnings
         27.0  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                              LONG ISLAND FINANCIAL CORP.
                                              (Registrant)



Date:    August 11, 2000                      By: /s/ Douglas C. Manditch
                                                  Douglas C. Manditch
                                                  President and Chief
                                                  Executive Officer


Date:    August 11, 2000                      By: /s/ Thomas Buonaiuto
                                                  Thomas Buonaiuto
                                                  Vice President and Treasurer


Exhibit 11.0  Computation Of Per Share Earnings

Long Island Financial Corp.
Statement Re: Computation of Per Share Earnings
(In thousands, except for share amounts)

                                         Three Months Ended June 30,         Six Months Ended June 30,
                                         ---------------------------         -------------------------
                                             2000           1999                2000           1999
                                             ----           ----                ----           ----

Net income                               $      549            499               1,001            831

Weighted average shares outstanding       1,639,293      1,776,326           1,642,810      1,776,160

Basic and diluted earnings per share     $      .33            .28                 .61            .47
                                                ===            ===                 ===            ===
