Form 10-Q
period 2000-09-30
LONG ISLAND FINANCIAL CORP
filed 2000-11-14
CIK 1070517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
   [X]                 the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       OR
   [ ]         Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission File No.: 0-29826

                           LONG ISLAND FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                  11-3453684
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 One Suffolk Square, Islandia, New York                     11749
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (631) 348-0888
              (Registrant's telephone number, including area code)



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

The registrant had 1,509,426 shares of Common Stock outstanding as of November 10, 2000.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                           Page
PART I   FINANCIAL INFORMATION                                            Number

ITEM 1.  Consolidated Financial Statements - Unaudited
              Consolidated Balance Sheets at September 30, 2000
                   and December 31, 1999                                     2
              Consolidated Statements of Earnings for the Three Months
                   and Nine Months Ended September 30, 2000 and 1999         3
              Consolidated Statement of Changes in Stockholders' Equity
                   for the Nine Months Ended September 30, 2000              4
              Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2000 and 1999                         5
         Notes to Consolidated Financial Statements                          7

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk         21

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  23
ITEM 2.  Changes in Securities and Use of Proceeds                          23
ITEM 3.  Defaults Upon Senior Securities                                    23
ITEM 4.  Submission of Matters to a Vote of Security Holders                23
ITEM 5.  Other Information                                                  23
ITEM 6.  Exhibits and Reports on Form 8-K                                   23

         Signatures                                                         24

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


Part 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)
------------------------------------------------------


                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------  ------------

Cash and due from banks................................ $  6,724        9,301
Interest earning deposits..............................      118          204
Federal funds sold.....................................    5,000       18,300
                                                         -------      -------
     Total cash and cash equivalents...................   11,842       27,805

Securities held-to-maturity
     (fair value of $311 and $338, respectively) ......      327          341
Securities available-for-sale, at fair value...........  124,252      169,808
Loans, net of unearned income and deferred fees........  134,833      121,311
Less allowance for loan losses.........................   (1,875)      (1,475)
                                                         -------      -------
     Total loans, net..................................  132,958      119,836
Premises and equipment, net............................    1,867        2,089
Accrued interest receivable............................    2,453        2,062
Bank owned life insurance..............................    6,128        5,921
Prepaid expenses and other assets......................    3,644        3,192
                                                         -------      -------
     Total assets...................................... $283,471      331,054
                                                         =======      =======

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits.................................... $ 44,161       36,191
    Savings deposits...................................   32,717       28,444
    NOW and money market deposits......................   29,226      103,126
    Time certificates issued in excess of $100,000.....   31,531       18,242
    Other time deposits................................   77,078       83,737
                                                         -------      -------
         Total deposits................................  214,713      269,740

Borrowed funds.........................................   39,000       39,500
Accrued expenses and other liabilities.................    3,506        3,471
                                                         -------      -------
         Total liabilities.............................  257,219      312,711
                                                         -------      -------

Guaranteed preferred beneficial interest in
     junior subordinated debentures....................    7,500            -

Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000
    shares, authorized; 1,776,326 shares issued;
    1,550,826 and 1,646,326 outstanding, respectively).       18           18
    Surplus............................................   20,185       20,185
    Accumulated surplus................................    3,680        2,587
    Accumulated other comprehensive loss...............   (2,449)      (2,984)
    Treasury stock, at cost............................   (2,682)      (1,463)
                                                         -------      -------
              Total stockholders' equity...............   18,752       18,343
                                                         -------      -------
    Total liabilities and stockholders' equity......... $283,471      331,054
                                                         =======      =======

See accompanying notes to consolidated financial statements.

                                        LONG ISLAND FINANCIAL CORP.
                                    Consolidated Statements of Earnings
                                               (Unaudited)
                                     (In thousands, except share data)


                                                         For the Three Months        For the Nine Months
                                                          Ended September 30,        Ended September 30,
                                                         --------------------        -------------------
                                                           2000         1999           2000        1999
                                                           ----         ----           ----        ----
Interest income:
     Loans                                              $   3,047       2,364          8,680       6,591
     Securities                                             2,054       2,178          7,082       6,860
     Federal funds sold                                         4          36             19         296
     Earning deposits                                           4           4             12           8
                                                            -----       -----          -----       -----
         Total interest income                              5,109       4,582         15,793      13,755
                                                            -----       -----          -----       -----

Interest expense:
     Savings deposits                                   $     294         224            839         526
     NOW and money market deposits                            174         192            824         806
     Time certificates issued in
          excess of $100,000                                  485         298          1,042         955
     Other time deposits                                    1,214       1,087          3,670       3,334
     Borrowed funds                                           548         520          2,031       1,465
                                                            -----       -----          -----       -----
         Total interest expense                             2,715       2,321          8,406       7,086
                                                            -----       -----          -----       -----

         Net interest income                                2,394       2,261          7,387       6,669

Provision for loan losses                                       -         150            150         450
                                                            -----       -----          -----       -----

         Net interest income after provision
         for loan losses                                    2,394       2,111          7,237       6,219
                                                            -----       -----          -----       -----

Other operating income:
     Service charges on deposit accounts                $     218         166            639         476
     Net gain on sale of securities                             -           -              -          88
     Net gain on sale of residential loans                     84         114            183         439
     Other                                                    141         135            428         325
                                                            -----       -----          -----       -----
         Total other operating income                         443         415          1,250       1,328

Other operating expenses:
     Salaries and employee benefits                           998         962          3,084       2,903
     Occupancy expense                                        168         135            444         415
     Premises and equipment expense                           210         186            602         535
     Capital trust securities                                  54           -             54           -
     Other                                                    695         642          2,085       1,810
                                                            -----       -----          -----       -----
         Total other operating expenses                     2,125       1,925          6,269       5,663

         Income before income taxes                           712         601          2,218       1,884

Income taxes                                                  237         220            742         672
                                                            -----       -----          -----       -----

         Net income                                     $     475         381          1,476       1,212
                                                            =====       =====          =====       =====
         Basic and diluted earnings per share           $    0.30        0.22           0.91        0.68
                                                            =====       =====          =====       =====

Weighted average shares outstanding                     1,596,201   1,758,364      1,627,160   1,770,163

See accompanying notes to unaudited consolidated financial statements.


                                                  LONG ISLAND FINANCIAL CORP.
                                   Consolidated Statement of Changes in Stockholders' Equity
                                         For the Nine Months Ended September 30, 2000
                                                          (Unaudited)
                                               (In thousands, except share data)

                                                                                          Accumulated
                                                                                             Other
                                                 Common                  Accumulated     Comprehensive     Treasury
                                                 Stock       Surplus        Surplus      (Loss)/Income       Stock      Total
                                                 ------      -------     -----------     -------------     --------     -----

Balance at December 31, 1999                     $    18      20,185         2,587          (2,984)         (1,463)    18,343

Comprehensive income:
     Net income                                        -           -         1,476               -               -      1,476
         Other comprehensive income (loss),
               net of tax:
         Unrealized gain in available-
              for-sale securities, net of
              reclassification adjustment              -           -             -             535               -        535
                                                  ------      ------        ------          ------          ------     ------

Total comprehensive income                             -           -         1,476             535               -      2,011

Common stock repurchased (95,500 shares)               -           -             -               -          (1,219)    (1,219)

Dividends declared  ($.24 per common share)            -           -          (383)              -               -       (383)
                                                  ------      ------        ------          ------          ------     ------


Balance at September 30, 2000                    $    18      20,185         3,680          (2,449)         (2,682)    18,752
                                                  ======      ======        ======          ======          ======     ======


See accompanying notes to unaudited consolidated financial statements.



                                            LONG ISLAND FINANCIAL CORP.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                  (In thousands)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                             -------------------
                                                                             2000           1999
                                                                             ----           ----
Cash flows from operating activities:
     Net income                                                           $  1,476          1,212
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Provision for loan losses                                        150            450
              Depreciation and amortization                                    452            427
              Gain on sale of securities                                         -            (88)
              Amortization of premiums, net of discount accretion             (831)           (65)
              Loans originated for sale, net of proceeds
                  from sales and gains                                         583          1,297
              Net deferred loan origination fees                                39            102
              Deferred income taxes                                            (49)           (27)
              Changes in assets and liability account:                        (391)          (587)
                  Accrued expenses and other liabilities                        35            534
                  Prepaid expenses and other assets                           (990)           405
                                                                           -------        -------

     Net cash provided by operating activities                                 474          3,660
                                                                           -------        -------

Cash flows from investing activities:
     Purchases of securities available-for-sale                           (347,070)      (226,838)
     Proceeds from sales of securities available-for-sale                        -         12,777
     Proceeds from maturities of securities                                389,600        211,695
     Principal repayments on securities                                      4,786         11,844
     Loan originations net of principal repayments                         (13,894)       (15,863)
     Purchase of premises and equipment                                       (230)          (663)
     Purchase of bank owned life insurance                                       -         (5,715)
                                                                           -------        -------
         Net cash provided by (used in) investing activities                33,192        (12,763)

Cash flows from financing activities:
     Net decrease in demand deposit, savings,  NOW,
         and money market accounts                                         (61,657)       (25,732)
     Net increase in certificates of deposit                                 6,630          5,302
     Net increase in borrowed funds                                           (500)        15,370
     Payments for cash dividends                                              (383)          (425)
     Purchase of treasury stock                                             (1,219)          (370)
     Corporate reorganization costs                                              -           (115)
     Issuance of junior subordinated debt                                    7,500              -
     Proceeds from shares issued under the dividend
         reinvestment and stock purchase plan                                    -             59
                                                                           -------        -------
         Net cash used in financing activities                             (49,629)        (5,911)
                                                                           -------        -------

         Net decrease in cash and cash equivalents                         (15,963)       (15,014)

Cash and cash equivalents at beginning of period                            27,805         21,489
                                                                           -------        -------
Cash and cash equivalents at end of period                                  11,842          6,475
                                                                           =======        =======

                                                    (Continued)

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             For the Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               2000       1999
                                                               ----       ----

Supplemental disclosure of cash flow information

Cash paid during the period for:
     Interest                                                $8,252      7,392
                                                              =====      =====
     Income taxes                                            $1,395          -
                                                              =====      =====


See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiaries, LIF Statutory Trust I and Long Island Commercial Bank (the "Bank"), and its subsidiary, Long Island Commercial Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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


3.  SECURITIES

The following table sets forth certain information  regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:


                                                                 September 30, 2000                December 31, 1999
                                                             --------------------------        -------------------------
                                                             Amortized            Fair         Amortized           Fair
                                                                Cost              Value           Cost             Value
                                                             ---------            -----        ---------           -----
                                                                                    (In thousands)
Held-to-maturity:
Mortgage-backed securities:
     CMO                                                     $     327               311             341              338
                                                              ========           =======         =======          =======

Available-for-sale:
U.S. Government and Agency Obligations                       $  77,514            74,520         122,423          118,907
     Mortgage-backed securities:
          GNMA                                                  37,987            36,834          41,136           39,580
          FHLMC                                                  1,101             1,121           1,350            1,369
          FNMA                                                   5,347             5,311           3,599            3,571
Municipal obligations                                            1,167             1,140           1,166            1,143
Other debt securities                                                -                 -              92               91
                                                              --------           -------         -------          -------

      Total debt securities                                    123,116           118,926         169,766          164,661

Equity securities - FHLB stock                                   5,326             5,326           5,147            5,147
                                                              --------           -------         -------          -------

      Total securities available-for-sale                    $ 128,442           124,252         174,913          169,808
                                                              ========           =======         =======          =======



4.  LOANS, NET

Loans, net consists of the following as of the dates indicated:

                                                                      September 30, 2000        December 31, 1999
                                                                      ------------------        -----------------
                                                                                 (Dollars in thousands)

Commercial and industrial loans                                       $ 40,268     29.7%        $ 34,057    27.9%
Commercial real estate loans                                            93,609     69.1           84,133    69.0
Automobile loans                                                           121       .1            1,463     1.2
Consumer loans                                                           1,032       .8            1,250     1.0
Residential real estate loans held-for-sale                                436       .3            1,019     0.9
                                                                       -------    -----          -------   -----
                                                                       135,466    100.0          121,922   100.0
Less:
    Unearned income                                                         25                        42
    Deferred fees, net                                                     608                       569
    Allowance for loan losses                                           1, 875                     1,475
                                                                       -------                   -------
                                                                      $132,958                  $119,836
                                                                       =======                   =======

5.  GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On September 7, 2000, LIF Statutory Trust I, a wholly-owned finance subsidiary of the Company, issued $7.5 million aggregate liquidation amount of 10.60% Capital Securities due September 7, 2030, referred to as Capital Securities. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of LIF Statutory Trust I under the trust agreement. Long Island Financial Statutory Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $7.7 million of the Company's 10.60% Junior Subordinated Debentures due September 7, 2030 referred to as the Company's Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes including the repurchase of common stock.

The balance outstanding on the Capital Securities was $7.5 million at September 30, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the interest method over a period of thirty years. Distributions on the Capital Securities are payable semi-annually beginning March 7, 2001 and are reflected in the Consolidated Statements of Earnings as a component of non-interest expense under the caption "Capital trust securities."


6.  RECENT DEVELOPMENTS

On August 29, 2000 the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on October 2, 2000, to shareholders' of record as of September 22, 2000.

On September 1, 2000, the Company announced an extension of the stock repurchase program which enables the Company to repurchase an additional 10% of it's outstanding common stock or approximately 160,000 shares. Repurchases will continue to be made in the open market, from time to time, depending on market conditions and subject to compliance with applicable securities laws. As of September 30, 2000, 225,500 shares had been repurchased by the Company at an aggregate cost of $2.7 million.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

General

The principal business of Long Island Financial Corp. currently consists of the operation of a wholly-owned subsidiary, Long Island Commercial Bank. Long Island Commercial Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities of Suffolk and Nassau counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers.

Financial Condition

The Company's total assets were $283.5 million as of September 30, 2000, compared to $331.1 million at December 31, 1999. The decline in cash and cash equivalents of $16.0 million, or 57.4%, was attributable to seasonal municipal deposits which were not on deposit at September 30, 2000. Loans, net, increased $13.1 million, or 11.0%, from $119.8 million at December 31, 1999, to $133.0 million at September 30, 2000, reflecting a $15.7 million increase in commercial real estate and commercial and industrial loans, offset in part by a $1.3 million decrease in the automobile loan portfolio. Securities available-for-sale decreased $45.6 million or 26.8% as a portion of the proceeds of the maturing short term U.S. Government and agency obligations purchased in December 1999 were used to pay the maturing seasonal municipal deposits.

Total deposits decreased $55.0 million, or 20.4%, from $269.7 million at December 31, 1999 to $214.7 million at September 30, 2000, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $73.9 million, or 71.7%, from $103.1 million at December 31, 1999 to $29.2 million at September 30, 2000, is attributable to the timing of seasonal municipal deposits which were not on deposit at September 30, 2000. The effects of those declines were offset in part by a $8.0 million, or 22.0% increase in core demand deposits and a $4.3 million, or 15.0%, increase in core savings deposits from December 31, 1999 to September 30, 2000.

Total stockholders' equity increased $409,000 to $18.8 million at September 30, 2000 primarily due to a $535,000 decrease in accumulated other comprehensive loss on securities available-for-sale and net income of $1.5 million for the nine months ended September 30, 2000. Offsetting these events were dividends declared of $383,000, and $1.2 million employed to repurchase 95,500 shares of common stock.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months and nine months ended September 30, 2000, and 1999, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans although they are not material.


                                                                 Three Months Ended September 30,
                                             ------------------------------------------------------------------------
                                                            2000                                    1999
                                             --------------------------------        --------------------------------
                                                                      Average                                 Average
                                             Average                  Yield /        Average                  Yield /
                                             Interest       Cost      Balance        Interest       Cost      Balance
                                             --------       ----      -------        --------       ----      -------
                                                                      (Dollars in thousands)

Interest earning assets:
     Federal funds sold and
         interest-earning deposits           $    582      $    8       5.50%        $  3,150      $   40      5.08%
     Securities held-to-maturity and
         available-for-sale, net (1)          127,083       2,042       6.43          137,164       2,166      6.32
     Municipal obligations (2)                  1,167          17       5.83            1,166          17      5.83
     Loans receivable, net (3)                132,247       3,047       9.22          104,675       2,364      9.03
                                              -------       -----       ----          -------       -----      ----
         Total interest-earning assets        261,079       5,114       7.84          246,155       4,587      7.45
Non-interest-earning assets (4)                16,649                                  15,066
                                              -------                                 -------
Total assets                                 $277,728                                $261,221
                                              =======                                 =======


Interest-bearing liabilities:
     Savings deposits                        $ 31,741      $  294       3.70         $ 25,960      $  224      3.45
     NOW and money market deposits             29,821         174       2.33           36,235         192      2.12
     Certificates of deposit                  107,807       1,699       6.30          101,027       1,385      5.48
                                              -------       -----       ----          -------       -----      ----
         Total interest-bearing deposits      169,369       2,167       5.12          163,222       1,801      4.41
     Borrowed funds                            42,760         548       5.13           41,662         520      4.99
                                              -------       -----       ----          -------       -----      ----
         Total interest-bearing liabilities   212,129       2,715       5.12          204,884       2,321      4.53
Other non-interest bearing liabilities         47,209                                  36,602
                                              -------                                 -------
Total liabilities                             259,338                                 241,486
Stockholders' Equity                           18,390                                  19,735
                                              -------                                 -------
Total liabilities and
     stockholders' equity                    $277,728                                $261,221
                                              =======                                 =======

Net interest income/
     interest rate spread (5)                              %2,399       2.72%                      $2,266      2.92%
                                                            =====       ====                        =====      ====

Net interest margin (6)                                                 3.68%                                  3.68%
                                                                        ====                                   ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                       1.23                                   1.20
                                                                        ====

(1) Securities, net excludes municipal obligations.
(2) Interest income and yields are presented on a fully-taxable equivalent basis.
(3) Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses and includes non-performing loans.
(4) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(5) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.



                                                                   Nine Months Ended September 30,
                                              ------------------------------------------------------------------------
                                                            2000                                     1999
                                              --------------------------------         -------------------------------
                                                                       Average                                 Average
                                              Average                  Yield /         Average                 Yield /
                                              Balance     Interest      Cost           Balance     Interest     Cost
                                              -------     --------     -------         -------     --------    -------
                                                                        (Dollars in thousands)
 Interest earning assets:
     Federal funds sold and
       interest-earning deposits             $    679    $     31       6.09%         $  8,536      $   304      4.75%
     Securities , net (1)                     149,471       7,046       6.29           144,533        6,682      6.16
     Municipal obligations (2)                  1,167          51       5.83             5,490          251      6.10
     Loans receivable, net (3)                128,165       8,680       9.03           100,821        6,591      8.72
                                              -------      ------       ----           -------       ------      ----
       Total interest-earning assets          279,482      15,808       7.54           259,380       13,828      7.11
Non-interest-earning assets (4)                17,438                                   17,517
                                              -------                                  -------
Total assets                                  296,920                                 $276,897
                                              =======                                  =======



Interest-bearing liabilities:
     Savings deposits                        $ 30,434     $   839       3.68          $ 21,530      $   526      3.26
     NOW and money market deposits             47,824         824       2.30            54,799          806      1.96
     Certificates of deposit                  104,983       4,712       5.98           104,007        4,289      5.50
                                              -------      ------       ----           -------       ------      ----
       Total interest-bearing deposits        183,241       6,375       4.64           180,336        5,621      4.16
     Borrowed funds                            51,891       2,031       5.22            39,791        1,465      4.91
                                              -------      ------       ----           -------       ------      ----
       Total interest-bearing liabilities     235,132       8,406       4.77           220,127        7,086      4.29
Other non-interest bearing liabilities         43,704                                   35,912
                                              -------                                  -------
Total liabilities                             278,836                                  256,039
Stockholders' Equity                           18,084                                   20,858
Total liabilities and
     stockholders' equity                     296,920                                 $276,897
                                              =======                                  =======

Net interest income/
     interest rate spread (5)                             $ 7,402       2.77%                       $ 6,742      2.82%
                                                           ======       ====                         ======      ====

Net interest margin (6)                                                 3.53%                                    3.47%
                                                                        ====                                     ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                       1.19                                     1.18
                                                                        ====                                     ====


(1) Securities, net excludes municipal obligations.
(2) Interest income and yields are presented on a fully-taxable  equivalent basis.
(3) Amount is net of residential real estate loans  held-for-sale, deferred  loan fees and allowance for loan losses and includes non-performing loans.
(4) Unrealized gains/(losses) on available-for-sale securities  are  recorded in other assets.
(5) Net interest  rate spread  represents  the difference  between the yield on interest-earning assets and  the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.


Comparison of Operating Results for the
Three Months Ended September 30, 2000 and 1999

General

The Company reported net income of $475,000, or basic and diluted earnings per share of $.30 for the quarter ended September 30, 2000, compared to $381,000, or basic and diluted earnings per share of $.22 for the prior year period. The increase in net income was attributable primarily to an increase in net interest income after provision for loan losses of $283,000, or 13.4%, which was offset in part by increases in other operating expenses of $200,000, or 10.4%.

Interest Income

Interest income, on a fully-taxable equivalent basis, increased 527,000, or 11.5%, from $4.6 million for the three months ended September 30, 1999, to $5.1 million for the three months ended September 30, 2000. The increase was attributable to an increase in the average balance of total interest-earning assets of $14.9 million, or 6.1%, from $246.2 million for the three months ended September 30, 1999, to $261.1 million for the three months ended September 30, 2000. The average balance of securities, net, (exclusive of municipal obligations) decreased $10.1 million, or 7.4%, but returned an 11 basis point increase in the average yield to 6.43% for the three months ended September 30, 2000, compared to 6.32% for the 1999 period. The average balance of loans, net, increased $27.6 million, or 26.3% from $104.7 million for the three months ended September 30, 1999, to $132.2 million for the 2000 period. The average yield on loans receivable, net, increased 19 basis points from 9.03% for the 1999 period, to 9.22% for the three months ended September 30, 2000. The average yield on total interest-earning assets increased from 7.45% for the three months ended September 30, 1999, to 7.84% for the three months ended September 30, 2000 as a result of increased rates available in the market.

Interest Expense

Interest expense increased $394,000, or 17.0%, from $2.3 million for the three months ended September 30, 1999, to $2.7 million for the three months ended September 30, 2000, primarily as a result of a $7.2 million or 3.5% increase in the average balance of total interest-bearing liabilities from $204.9 million for the 1999 period to $212.1 million for the three months ended September 30, 2000. The increased interest expense resulted from increases in short-term market rates resulting in higher funding costs. The average rate paid on interest-bearing deposits increased 71 basis points from 4.41% paid for the 1999 period to 5.12% paid for the three months ended September 30, 2000. The average balance of savings deposits increased by $5.8 million, or 22.3%, and the average balance of NOW and money market deposits decreased by $6.4 million, or 17.7% from period to period. The average balance of certificates of deposit increased $6.8 million as the Company utilized over $100,000 time deposits as an alternative funding source. The average cost of borrowed funds increased 14 basis points from 4.99% for the 1999 period, to 5.13% for the three months ended September 30, 2000, due to higher market interest rates on overnight borrowings.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $133,000, or 5.9%, from $2.3 million for the three months ended September 30, 1999, to $2.4 million for the three months ended September 30, 2000. The average cost of total interest-bearing liabilities for the period increased 59 basis points from 4.53% in the 1999 period to 5.12% in the 2000 period. The average yield on total interest-earning assets for the period increased 39 basis points from 7.45% in the 1999 period to 7.84% in the 2000 period. The net interest rate spread decreased by 20 basis points from 2.92% in the 1999 period, to 2.72% in the 2000 period.

Provision for Loan Losses

The Company made no provision for loan losses for the three months ended September 30 2000, compared to a $150,000 provision for the three month period ended September 30, 1999. The absence of a provision for loan losses for the three months ended September 30, 2000 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and recoveries of charged-off loans. At September 30, 2000 and December 31, 1999, the allowance for loan losses amounted to $1.9 million and $1.5 million, respectively. The increase in the allowance for loan losses at September 30, 2000 was primarily attributable to the Company successfully recovering $397,000 on a commercial and industrial loan previously charged off. The allowance for loan losses as a percentage of loans was 1.40% and 1.22% at September 30, 2000 and December 31, 1999, respectively.

The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgement is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Companys allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgement of information available to them at the time of their examination.

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

                                                  September 30,     December 31,
                                                      2000              1999
                                                  -------------     ------------
                                                           (In thousands)
Non-accrual loans:
     Commercial and industrial loans                $  384                 42
     Automobile loans                                    -                 32
     Consumer loans                                     50                105
                                                     -----              -----

         Total non-accrual loans                       434                179

     Loans contractually past due 90 days or
     more, other than non-accruing(2)                    -                  -
                                                     -----              -----
        Total non-performing loans                  $  434                179
                                                     -----              -----

Allowance for loan losses as a percentage
     of loans (1)                                     1.39%              1.22%
Allowance for loan losses as a percentage
     of total non-performing loans                  432.03%            824.02%
Non-performing loans as a percentage of loans(1)       .32%               .15%


(1) Loans include loans receivable, net excluding the allowance for loan losses.
(2) Excludes $231,000 of loans at December 31, 1999, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The Company is in the process of renewing these obliga-tions and/or awaiting anticipated repayment. There were no loans con-tractually past due more than 90 days in a matured status at September 30, 2000.

Other Operating Income

Other operating income increased $28,000, or 6.7%, to $443,000 for the three months ended September 30, 2000. Service charges on deposit accounts increased $52,000, or 31.3%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Offsetting this increase in other operating income was a decrease in net gain on sale of residential loans which decreased $30,000 or 26.3%. This decrease was a result of overall decrease in residential mortgage loan production. Higher market interest rates have resulted in an industry wide slowdown in residential lending.

Other Operating Expense

Other operating expenses increased $200,000, or 10.4%, from $1.9 million for the three months ended September 30, 1999, to $2.1 million in the three months ended September 30, 2000. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended September 30, 2000 are a result of the Bank's overall growth and included $54,000 of expense related to the issuance of $7.5 million of capital securities.

Income Taxes

Income taxes increased $17,000, or 7.7%, from $220,000 for the three months ended September 30, 1999, to $237,000 for the three months ended September 30, 2000, as a result of the increase in income before income taxes.

The effective tax rate for the three months ended September 30, 2000 was 33.3%, compared to 36.6% for the three months ended September 30, 1999.

Comparison of Operating Results for the
Nine Months Ended September 30, 2000 and 1999

General

The Company reported net income of $1.5 million, or basic and diluted earnings per share of $.91 for the nine months ended September 30, 2000, compared to $1.2 million, or basic and diluted earnings of $.68 per share for the prior year period. The increase in net income was attributable primarily to an increase in net interest income after provision for loan losses of $1.0 million, or 16.4%, which was offset in part by increases in other operating expenses of $606,000, or 10.7%.

Interest Income

Interest income, on a fully-taxable equivalent basis, increased $2.0 million, or
14.3 %, from $13.8 million for the nine months ended September 30, 1999, to $15.8 million for the nine months ended September 30, 2000. The increase was attributable to an increase in the average balance of total interest-earning assets of $20.1 million, or 7.8%, from $259.4 million for the nine months ended September 30, 1999, to $279.5 million for the nine months ended September 30, 2000. The average balance of securities, net, (exclusive of municipal obligations) increased $4.9 million, or 3.4%, and returned a 13 basis point increase in the average yield to 6.29% for the nine months ended September 30, 2000, compared to 6.16 % for the 1999 period. The $4.3 million decline in the average balance of municipal obligations for the nine months ended September 30, 2000 from $5.5 million for the comparable prior year period, resulted from the sale of approximately $11.8 million in municipal obligations during the second quarter of 1999. The proceeds from that sale were reinvested in higher earning assets, primarily bank owned life insurance and available-for-sale securities. The average balance of loans, net, increased $27.3 million, or 27.1% from $100.8 million for the nine months ended September 30, 1999, to $128.2 million for the 2000 period. The average yield on loans receivable, net, increased 31 basis points from 8.72% for the 1999 period, to 9.03% for the nine months ended September 30, 2000. The average yield on interest-earning assets increased from 7.11% for the nine months ended September 30, 1999, to 7.54% for the nine months ended September 30, 2000, as a result of increased interest rates available in the market.

Interest Expense

Interest expense increased $1.3 million, or 18.6%, from $7.1 million for the nine months ended September 30, 1999, to $8.4 million for the nine months ended September 30, 2000, primarily as a result of a $15.0 million or 6.8% increase in the average balance of total interest-bearing liabilities from $220.1 million for the 1999 period to $235.1 million for the nine months ended September 30, 2000. The increased interest expense resulted from an increase of $12.1 million, or 30.4% in the average balance of borrowed funds. The average rate paid on interest-bearing deposits increased 48 basis points from 4.16% paid for the 1999 period to 4.64% paid for the nine month period ended September 30, 2000. The average balance of savings deposits increased by $8.9 million, or 41.4%, and the average balance of NOW and money market deposits decreased by $7.0 million, or 12.7% from period to period. The average balance of certificates of deposit increased $1.0 million as the Company utilizes certificates of deposit over $100,000 as a funding source when necessary. The average cost of borrowed funds increased 31 basis points from 4.91% for the 1999 period, to 5.22% for the nine months ended September 30, 2000, due to higher market short term interest rates.

Net Interest Income

Net interest income on a fully-taxable equivalent basis increased by $660,000, or 9.8%, from $6.7 million for the nine months ended September 30, 1999, to $7.4 million for the nine months ended September 30, 2000. The average cost of total interest-bearing liabilities for the period increased 48 basis points from 4.29% in the1999 period to 4.77% in the 2000 period. The average yield on interest-earning assets for the period increased 43 basis point from 7.11% in the 1999 period to 7.54% in the 2000 period. The net interest rate spread decreased by 5 basis points from 2.82% in the 1999 period, to 2.78% in the 2000 period.

Provision for Loan Losses

The Company's provision for loan losses was $150,000 for the nine months ended September 30, 2000 as compared to $450,000 for the nine months ended September 30, 1999. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount which, in management's judgement is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income decreased $78,000, or 5.9%, to $1.3 million for the nine month period ended September 30, 2000. This decrease was attributable to a decrease in net gain on sale of residential loans of $256,000 or 58.3%. Higher market interest rates have resulted in an industry wide slowdown in residential lending. In addition, the Company had benefitted from an $88,000 gain on the sale of securities in the nine months ended September 30, 1999, and there were no securities sales in the nine months ended September 30, 2000. Offsetting these decreases, in part, were increases in service charges on deposit accounts of $163,000, or 34.2%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services.

Other Operating Expense

Other operating expenses increased $606,000, or 10.7%, from $5.7 million for the nine months ended September 30, 1999, to $6.2 million in the nine months ended September 30, 2000. Increases in salaries and employee benefits, occupancy, premises and equipment expense, and other expense for the nine months ended September 30, 2000 are a result of the Bank's overall growth with additional space leased in the main office and through its increased sales efforts and introduction of new products and services.

Income Taxes

Income taxes increased $70,000, or 10.4%, from $672,000 for the nine months ended September 30, 1999, to $742,000 for the nine months ended September 30, 2000, as a result of the increase in income before income taxes. The effective tax rate for the nine months ended September 30, 2000 was 33.4%, compared to 35.2% for the nine months ended September 30, 1999.

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

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years beginning after June 15, 2000 SFAS No.'s 133 and 137 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 133 and No. 138.

In June 2000 the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133," or SFAS No. 138. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 will be adopted concurrently with SFAS No. 133.

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125, issued in June 1996. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 140.

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

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the nine months ended September 30, 2000, and 1999, the Company's purchases of securities were all classified available-for-sale and totaled $389.6 million and $211.7 million, respectively. Loan originations, net of principal repayments on loans, totaled $13.9 million and $15.9 million, for the nine months ended September 30, 2000, and 1999, respectively. Those activities were funded primarily by borrowings and principal repayments and maturities on securities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arranged for the sale of loans, liquidate available-for-sale securities and access its lines of credit, totaling $6.0 million with unaffiliated financial insti-tutions which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 9.5% of the Company's assets at September 30, 2000, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At September 30, 2000, the Company's primary borrowings consisted of convertible advances from the FHLB. The convertible feature othese advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At September 30, 2000, convertible ad-vances outstanding were as follows:

           Interest          Call          Contractual
            Amount           Rate             Date             Maturity
         -----------         -----         -----------        ----------
         $14,000,000         5.49%         02/19/2003         02/19/2008
         $15,000,000         4.59%         01/21/2002         01/21/2009
         $10,000,000         4.24%         10/08/1998         10/08/2000

Management of the Company has set minimum liquidity level of 10% as a target. The average of the Company's liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the three months ended September 30, 2000, was 20.7%.

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

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 2000, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 7.97%, 13.18%, and 14.30%, respectively.

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

At September 30, 2000, 83.45% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 7.8 years. At such date, $11.6 million, or 9.6%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 6.4 years. At September 30, 2000, the Company had $56.3 million of certificates of deposit with maturities of one year or less and $27.0 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 38.8% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

The Company's interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in the net interest income over the succeeding four quarter period and (ii) the potential change in the fair market value of equity, of the Company ("Net Economic Value of Equity"), which would result from an in-stantaneous and sustained interest rate change of zero and plus or minus 200 basis point increments.

At September 30, 2000, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

                        Potential Change in             Potential Change in
  Change in             Net Interest Income        Net Economic Value of Equity
Interest Rates        ----------------------       ----------------------------
in Basis Points       $ Change      % Change         $ Change        % Change
---------------       --------      --------         --------        --------
                                      (Dollars in Thousands)

     200               $   63         0.58            $3,674          (17.80)%
     100                   62         0.57               362           (1.75)
    Static                  -            -                 -               -
    (100)                  52          .48             4,647           22.51
    (200)                 (78)        (.72)            6,504           31.51

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
             11.0  Statement Re: Computation of Per Share Earnings
             27.0  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                             LONG ISLAND FINANCIAL CORP.
                                             (Registrant)



Date:  November 13, 2000                     By: /s/ Douglas C. Manditch
                                                 Douglas C. Manditch
                                                 President and Chief Executive
                                                 Officer


Date:  November 13, 2000                     By: /s/ Thomas Buonaiuto
                                                 Thomas Buonaiuto
                                                 Vice President and Treasurer


Exhibit 11.0  Computation Of Per Share Earnings

Long Island Financial Corp.
Statement Re: Computation of Per Share Earnings
(In thousands, except for share amounts)

                                        Three Months Ended Sept 30,         Nine Months Ended Sept 30,
                                        ---------------------------         --------------------------
                                           2000            1999                2000           1999
                                           ----            ----                ----           ----

Net income                              $     475             381               1,476          1,212

Weighted average shares outstanding     1,596,201       1,758,364           1,627,160      1,770,163

Basic and diluted earnings per share    $     .30             .22                 .91            .68
                                              ===             ===                 ===            ===
