Form 10-K
period 2000-12-31
LONG ISLAND FINANCIAL CORP
filed 2001-04-02
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)      Annual Report Pursuant to Section 13 or 15(d) of
   [X]                 the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                                       OR
   [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                         Commission file Number 0-29826

                           LONG ISLAND FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Delaware                                   11-3453684
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Suffolk Square, Islandia, New York                   11749
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); Yes ( X ) No ( ); and (2) has been subject to such filing requirements for the past 90 days; Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ Stock Market was $20,157,179 on March 19, 2001.

The number of shares outstanding of the registrant's common stock was 1,479,426 as of March 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2000 Annual Report to Stockholders for fiscal year 2000 are incorporated herein by reference - Parts II and IV.
2. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 are incorporated herein by reference - Part III.

                           LONG ISLAND FINANCIAL CORP.
                                 2000 FORM 10-K
                                TABLE OF CONTENTS

                                                                           Page
                                      PART I                              Number
                                                                          ------
Item 1.  Business .......................................................   3
Item 2.  Properties .....................................................  14
Item 3.  Legal Proceedings ..............................................  14
Item 4.  Submission of Matters to a Vote of Security Holders ............  14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters ...........................................  14
Item 6.  Selected Financial Data ........................................  14
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................  14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk .....  14
Item 8.  Financial Statements and Supplementary Data ....................  15
Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure ......................................  15

                                    PART III

Item 10  Directors and Executive Officers of the Registrant .............  15
Item 11  Executive Compensation .........................................  15
Item 12  Security Ownership of Certain Beneficial Owners and
          Management ....................................................  16
Item 13  Certain Relationships and Related Transactions .................  16

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K ..................................................  16-53

Signatures .............................................................   17

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward -looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

                                     PART I

ITEM 1. BUSINESS

Long Island Financial Corp. ("the Company") is a registered bank holding company, incorporated in Delaware in 1998, at the direction of the Directors of Long Island Commercial Bank (the "Bank") for the purpose of becoming a holding company to own all the outstanding common stock of the Bank. At a special meeting on December 8, 1998, the stockholders of Long Island Commercial Bank approved a Plan of Acquisition dated as of September 15, 1998, which subsequently became effective January 28, 1999, and as a result of which: (i) the Bank became a wholly-owned subsidiary of Long Island Financial Corp., a Delaware corporation, and (ii) all of the outstanding shares of the Bank's common stock were converted, subject to dissenter's rights, on a one-for-one basis, into outstanding shares of the common stock of Long Island Financial Corp. No stockholders asserted dissenters rights. This transaction is hereinafter referred to as the "Reorganization."

The Reorganization created a bank holding company structure providing greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at the Bank or in separate subsidiaries of the Company. The Reorganization also permits expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank or the Company as a bank holding Company. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities.

In November, 2000, the Company elected to become a financial holding company as provided for in the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act. That Act repealed provisions of the Glass-Steagall Act and permits a financial holding company to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio activities. The Act also provides for the approval for a financial holding company to conduct other activities determined to be financial in nature or incidental to or complementary to such financial activities.

General

The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. The Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities in Suffolk and Nassau Counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's senior management has substantial banking experience, and senior management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Nassau and Suffolk Counties, New York.

The Bank conducts a full service commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its branch network and using those deposits to originate a variety of commercial, consumer and real estate loans. During periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards is less than the amount of funds available for investment, the Bank invests excess funds in federal funds, mortgage-backed securities, corporate debt securities issued by the U.S. Government and agencies thereof and municipal obligations. The Bank's revenues are derived principally from interest income on its loan and securities portfolios. The Bank's principal expenses are interest paid on deposits, interest paid on borrowed funds and other operating expenses. Funding sources, other than deposits, include: secured and unsecured borrowings, available lines of credit, sales of securities under agreements to repurchase, and cash flow from lending and investing activities.

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

Market Area and Competition

The Company's primary customer base is established, small to medium-sized and expanding businesses, professionals, and high net worth individuals and consumers. The Company believes that emphasizing personal attention and responsiveness to the needs of its customers, including providing state of the art electronic banking services and expanded service hours, contributes to the Company's competitiveness as a financial services provider.

The Company faces extensive competition in originating loans and in attracting deposits. Competition among financial institutions is generally based upon interest rates offered on deposit accounts, interest rates charged on loans, fees assessed for services performed, the quality and scope of the services rendered, and the convenience of banking facilities.

A significant number of financial service entities operate within the Bank's market area. In one or more aspects of its business, the Bank competes directly with other commercial banks, savings banks, mortgage banking companies, mortgage brokers, and other providers of financial services. Some of these entities are significantly larger than the Bank and have substantially greater resources and lending limits, and may offer certain services the Bank does not provide. In addition, many non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks.

Lending Activities

The Bank offers a variety of commercial and consumer loan products to serve the needs of its customers. The interest rates charged by the Bank on loans are affected principally by rates offered by its competitors, the supply of money available for lending purposes and demand for such loans. General and economic conditions, monetary policies of the federal government including the Federal Reserve Board, legislative tax policies and governmental budgetary matters also affect interest rates charged by the Bank.

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

It is the policy of the Bank that all loans satisfy basic lending criteria with respect to the character of the applicant, including any guarantor, the ability to repay the loan within a completed term, the applicant's financial strength, the adequacy of any required security and compliance with the Bank's lending policy.

Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:

                                                                 At December 31,
                                         --------------------------------------------------------------
                                             2000         1999          1998         1997         1996
                                         --------------------------------------------------------------
                                                                     (In thousands)
Commercial and industrial loans          $  39,468     $ 34,057       $30,853      $30,909      $24,952
Commercial real estate loans                93,875       84,133        53,990       31,254       18,566
Automobile loans                             2,693        1,463         8,262       17,524       21,800
Consumer loans                                 985        1,250         1,396        1,726          860
Residential real estate loans
  held-for-sale                                711        1,019         1,486           --           --
                                         ---------     --------       -------      -------      -------
   Gross loans                             137,732      121,922        95,987       81,413       66,178
Less:
   Unearned income                             395           42           362        1,322        2,590
   Deferred fees, net                          612          569           410          306          148
   Allowance for loan losses                 1,872        1,475         1,071        1,026          780
                                         ---------     --------       -------      -------      -------
Loans, net                               $ 134,853     $119,836       $94,144      $78,759      $62,660
                                         =========     ========       =======      =======      =======

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

Commercial loans are typically underwritten on the basis of the borrowers repayment capacity from cash flow and are generally collateralized by business assets such as, but not limited to, inventory, equipment and accounts receivable. As a result, the availability of funds for the payment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised and may fluctuate in value based upon the success of the business. Revolving credit lines are primarily collateralized by short-term assets, while term loans are primarily collateralized by long-term or fixed assets. Personal guarantees are normally required for commercial loans. At December 31, 2000, commercial and industrial loans represented 28.7% of the loan portfolio.

Commercial Real Estate Loans. The Bank originates commercial real estate loans to businesses to finance the acquisition and holding of commercial real estate. The security for the Bank's commercial real estate loans is generally located in the Bank's primary market area and is underwritten on the basis of the value of the underlying real property. Loans secured by commercial real estate generally involve a greater degree of risk than residential real estate loans. Primary risks associated with commercial real estate lending include the borrower's inability to pay the debt due to unsuccessful operation or management of the property and adverse conditions in the real estate market or economy. At December 31, 2000, commercial real estate loans represented 68.2% of the loan portfolio.

Automobile Loans. The Bank maintains a program of making non-recourse loans to a local automobile leasing company, receiving an assignment of each individual lease and a collateral interest in each automobile. The program, which continues to further diversify the loan portfolio, is expected to continue through 2001. At December 31, 2000 automobile loans represented 1.9% percent of the loan portfolio.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The  following   table  shows  the   approximate   contractual   maturities  and
sensitivities to changes in interest rates of certain loans, exclusive of non-accrual loans as of December 31, 2000.

                                            Commercial                                           Residential
                                                and       Commercial                             Real Estate
                                            Industrial    Real Estate   Automobile   Consumer    Loans Held-     Total
                                               Loans         Loans         Loans       Loans      For-Sale       Loans
                                               -----         -----         -----       -----      --------       -----
                                                                           (In thousands)
Maturities:
Due within one year                          $24,688       $ 1,105       $   --        $ 48         $ 711      $ 26,552

Due after one but within five years            5,022         1,044          129         488            --         6,683
Due after five but within ten years            5,683           771        1,400         417            --         8,271
Due after ten years                            3,691        90,955        1,164          --            --        95,810
                                             -------       -------       ------        ----         -----      --------
Total Due after December 31, 2001             14,396        92,770        2,693         905            --       110,764
                                             -------       -------       ------        ----         -----      --------

Total amount due                             $39,084       $93,875       $2,693        $953         $ 711      $137,316
                                             =======       =======       ======        ====         =====      ========

Rate sensitivity:
Amounts with Fixed Interest Rates            $ 8,176       $10,861       $2,693        $905         $  --      $ 22,635
Amounts with Adjustable Interest Rates         6,220        81,909           --          --            --        88,129
                                             -------       -------       ------        ----         -----      --------
Total                                        $14,396       $92,770       $2,693        $905         $  --      $110,764
                                             =======       =======       ======        ====         =====      ========

Allowance for Loan Losses

The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While management believes that, based on information currently available, the Bank's allowance is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that future adjustments to the allowance will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans as deemed necessary. In addition, the Federal Deposit Insurance Corporation (AFDIC@) and New York State Banking Department (ANYSBD@) as an integral part of their examination process periodically review the Bank's allowance for loan losses. Either the FDIC or the NYSBD may require the Bank to make additional provisions for loan losses based upon judgments that may differ from those of management thereby negatively impacting the Bank's financial condition and earnings.

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:


                                                                     At December 31,
                                        ------------------------------------------------------------------------
                                          2000             1999            1998             1997           1996
                                        ------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Balance at beginning of year             $1,475          $1,071           $1,026          $  780          $  633
Provision for loan losses                   150             600              420             240             302
Charge-offs:
 Commercial and industrial loans           (187)            (80)            (203)            (23)           (209)
 Automobile loans                           (54)            (66)             (58)            (75)             --
 Consumer loans                             (99)            (81)            (145)            (21)            (35)
                                         ------          ------           ------          ------          ------
Total charge-offs                          (340)           (227)            (406)           (119)           (244)
Recoveries:
 Commercial and industrial loans            547              26                1             125              89
 Automobile loans                            13               4               15              --              --
 Consumer loans                              27               1               15              --              --
                                         ------          ------           ------          ------          ------
Total recoveries                            587              31               31             125              89
                                         ------          ------           ------          ------          ------
Net recoveries (charge-offs)                247            (196)            (375)              6            (155)
                                         ------          ------           ------          ------          ------
Balance at end of year                   $1,872          $1,475           $1,071          $1,026          $  780
                                         ======          ======           ======          ======          ======
Ratio of net charge-offs/average
    net loans                                --%            .19%             .43%             --%            .31%
                                         ------          ------           ------          ------          ------

The following table sets forth the allocation of the Bank's allowance for loan losses at the dates indicated:

                                                                  At December 31,
                         ----------------------------------------------------------------------------------------------
                               2000                1999                  1998                1997            1996
                         ----------------------------------------------------------------------------------------------
                                   Percent             Percent              Percent            Percent         Percent
                                  of Loans            of Loans             of Loans           of Loans         of Loans
                                   in Each            in Each              in Each            in Each          in Each
                                  Category            Category             Category           Category         Category
                                  to Total            to Total             to Total           to Total         to Total
                          Amount    Loans   Amount     Loans      Amount    Loans     Amount    Loans   Amount   Loans
                         ----------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)

Commercial and
    industrial loans     $  723     28.7%  $  610       27.9%    $  589      32.1%   $  489     38.0%    $319     37.7%
Commercial real
    estate loans            939     68.2      631       69.0        330      56.2       313     38.4      186     28.1
Automobile loans             27      1.9       13        1.2         48       8.6       186     21.5      218     32.9
Consumer loans               26       .7       61        1.0        104       1.5        22      2.1        9      1.3
Residential real
   estate loans held-        --       .5       --         .9         --       1.6        --       --       --       --
   for-sale
Unallocated              $  157      --     $ 160         --     $   --        --     $  16       --     $ 48       --
                         ------   -----    ------      -----     ------     -----    ------    -----     ----    -----
Total allowance for
loan losses              $1,872   100.0%   $1,475      100.0%    $1,071     100.0%   $1,026    100.0%    $780    100.0%
                         ======   =====    ======      =====     ======     =====    ======    =====     ====    =====

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


                                                                  At December 31,
                                            ---------------------------------------------------------
                                              2000         1999         1998        1997         1996
                                            ---------------------------------------------------------
                                                               (Dollars in thousands)
Non-accrual loans:
 Commercial and industrial loans              $384         $ 42         $366         $230        $231
 Automobile loans                               --           32           37          165         174
 Consumer loans                                 32          105          108           --          --
                                              ----         ----         ----         ----        ----
Total non-accrual loans                        416          179          511          395         405

Loans contractually past due 90 days or
more, other than non-accruing (2)               --           --           --            8          43
                                              ----         ----         ----         ----        ----
Total non-performing loans                    $416         $179         $511         $403        $448
                                              ====         ====         ====         ====        ====

Allowance for loan losses as a
 percent of total loans (1)                   1.37%        1.22%        1.12%         1.29%      1.23%
Allowance for loan losses as a
 percent of total non-performing loans      450.0        824.02       209.59       254.59      174.11
Non-performing loans as a percent
of total loans (1)                            .30           .15          .54          .51         .71

(1)   Loans include loans, net of unearned income and deferred fees.

(2) Excludes $231,000 of loans at December 31, 1999, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The Bank is in the process of renewing these obligations and/or awaiting anticipated repayment.

Investment Activities

General. The Bank maintains a portfolio of securities in such instruments as U.S. government and agency securities, mortgage-backed securities, municipal obligations, corporate debt and equity securities. The investment policy of the Bank, which is approved by the Board of Directors and implemented by the Bank's Investment Committee (the "Committee") as authorized by the Board, is designed primarily to generate acceptable yields for the Bank without compromising the Bank's business objectives or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Bank. In reviewing and establishing investment strategies the Committee considers the business and growth plans of the Bank, the economic environment, the current interest rate sensitivity position, the types of securities held and other factors.

At December 31, 2000, the Company had $169.4 million in investment securities consisting of U.S. Government and Agency obligations, mortgage-backed securities, municipal obligations, corporate debt and equity securities. The accounting treatment of the Bank's securities is addressed in Note 1 of the Notes to the Consolidated Financial Statements in the 2000 Annual Report to Stockholders.

U.S. Government and Agency Obligations. At December 31, 2000, the Bank's U.S. Government and Agency obligations portfolio totaled $115.9 million, all of which was classified as available-for-sale. Included in this total are $65.4 million of callable securities, which generally possess higher yields than those securities of similar contractual terms to maturity without callable features. The remaining balance of $50.5 million represent U.S. Treasury and government sponsored agency discount notes, which are primarily used as collateral for seasonal municipal deposits and other short term borrowings.

Mortaged-Backed Securities. The Bank purchases mortgage-backed securities in order to: (a) generate positive interest spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of he Bank. At December 31, 2000, mortgaged-backed securities totaled $42.5 million, or 12.8% of total assets, of which all was classified as available-for-sale. At December 31, 2000, 24.5% of the mortgage-backed securities were adjustable rate and 75.5% were fixed rate. The mortgage-backed securities had coupon rates ranging from 5.00% to 8.83% and had a weighted average yield of 6.90%.

Municipal Obligations. At December 31, 2000, the Banks municipal obligations represented a $1.2 million general obligation bond. All of the municipal bonds purchased by the Bank are required to be rated "A" or better by at least one national rating agency. At December 31, 2000, the security had a coupon rate of 4.00% and a contractual maturity date of April 1, 2007.

Corporate Debt. The Bank's investment policy was amended in 2000 to include the purchase of capital notes/trust preferred issued primarily by financial institutions up to a limit of $10 million dollars. These securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. These higher yielding securities must be rated investment grade by at least two of the national rating agencies. At December 31, 2000, the Company had $4.5 million of corporate debt at an average yield of 9.50%

Equity Securities. The Bank's equity securites at December 31, 2000 was $5.3 million which represented the Bank's investment in Federal Home Loan Bank of New York (FHLB) stock. In connection with the Bank's ability to borrow from the FHLB, the Company is required to purchase shares of FHLB non-marketable equity securities at par. For the year ended December 31, 2000, the dividend yield on the FHLB stock was 6.96%.

The following table sets forth information regarding the amortized cost (book value) and fair value of the Bank's securities portfolio at the dates indicated:

                                                                           At December 31,
                                       -------------------------------------------------------------------------------
                                                  2000                         1999                       1998
                                       -------------------------------------------------------------------------------
                                        Amortized       Fair         Amortized       Fair         Amortized     Fair
(In thousands)                            Cost          Value           Cost         Value          Cost        Value
                                       -------------------------------------------------------------------------------
Held-to-maturity:
Mortgage-backed securities:
  CMO                                   $    263      $    254       $    341       $    338     $    664     $    665
Corporate debt                             4,491         4,482             --             --           --           --
                                        --------      --------       --------       --------     --------     --------
Total securities
 held-to-maturity                       $  4,754      $  4,736       $    341       $    338     $    664     $    665
                                        --------      --------       --------       --------     --------     --------
Available-for-sale:
U.S. Government and
 Agency obligations                     $117,364      $115,945       $122,423       $118,907     $ 78,994     $ 78,980
Mortgage-backed securities:
  GNMA                                    36,559        35,963         41,136         39,580       39,864       39,771
  FHLMC                                      969           982          1,350          1,369        2,453        2,487
  FNMA                                     5,279         5,303          3,599          3,571        6,060        6,097
Municipal obligations                      1,167         1,149          1,166          1,143       12,855       13,002
Other debt securities                         --            --             92             91          199          199
                                        --------      --------       --------       --------     --------     --------
Total debt securities                    161,338       159,342        169,766        164,661      140,425      140,536
Equity securities - FHLB stock             5,326         5,326          5,147          5,147        4,619        4,619
                                        --------      --------       --------       --------     --------     --------
Total securities
available-for-sale                      $166,664      $164,668       $174,913       $169,808     $145,044     $145,155
                                        --------      --------       --------       --------     --------     --------

The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 2000.

------------------------------------------------------------------------------------------------------------------------------------
                                                            More Than            More Than
                                          One Year          One Year to          Five Years          More Than
                                          or Less           Five Years          to Ten Years         Ten Years   Total
                                          Weighted           Weighted             Weighted            Weighted  Weighted
                                Amortized Average   Amortized Average   Amortized Average   Amortized Average   Amortized   Average
                                   Cost    Yield       Cost    Yield       Cost    Yield       Cost    Yield       Cost      Yield
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Available-for-sale:
Debt securities:
US Government and
  Agency obligations             $50,345    6.32%     $35,020   6.00%     $31,999   6.07%     $    --      --%    $117,364    6.16%
Mortgage-backed securities:
  GNMA                                --      --           --     --           --     --       36,559    6.79       36,559    6.79
  FHLMC                              116   11.42           42   7.43           --     --          811    8.22          969    8.57
  FNMA                                --      --        1,637   6.99           --     --        3,642    7.58        5,279    7.40
Municipal obligations(1)              --      --           --     --        1,167   5.83           --      --        1,167    5.83
                                 -------   -----      -------   ----      -------   ----      -------    ----     --------    ----
Total debt securities             50,461    6.33       36,699   6.05       33,166   6.00       41,012    6.89      161,338    6.36
                                 -------   -----      -------   ----      -------   ----      -------    ----     --------    ----
Equity securities:
FHLB stock                         5,326    6.96           --     --           --     --           --      --        5,326    6.96
                                 -------   -----      -------   ----      -------   ----      -------    ----     --------    ----
Total equity securities            5,326    6.96           --     --           --     --           --      --        5,326    6.96%
                                 -------   -----      -------   ----      -------   ----      -------    ----     --------    ----
Total debt and equity
securities, available-for-sale   $55,787    6.39%     $36,699   6.05%     $33,166   6.00%     $41,012    6.89%    $166,664    6.36%
                                 -------   -----      -------   ----      -------   ----      -------    ----     --------    ----
Held-to-maturity:
Mortgage-backed securities:
  CMO                            $    --      --%     $    --     --%     $    --     --%     $   263    6.62%    $    263    6.62%
                                 -------   -----      -------   ----      -------   ----      -------    ----     --------    ----
Corporate debt                   $    --      --%     $    --     --%     $ 1,017   9.60%     $ 3,474    9.47%    $  4,491    9.50%
                                 -------   -----      -------   ----      -------   ----      -------    ----     --------    ----
Total securities, held-to-
maturity                        $     --     --%     $     --    --%     $  1,017   9.60%    $  3,737    9.27%    $  4,754    9.34%
                                ========   =====     ========   ====     ========   ====     ========    ====     ========    ====

(1)   Yields are presented on a fully taxable equivalent basis.

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

The following table shows the distribution of the Bank's average deposit accounts in each category of deposits presented for the periods indicated:

                                                              For the Years Ended December 31,
                                             ----------------------------------------------------------------
                                                     2000                  1999                 1998
                                             ----------------------------------------------------------------
                                              Average    Average    Average    Average    Average    Average
                                              Balance   Rate Paid   Balance   Rate Paid   Balance   Rate Paid
                                             ----------------------------------------------------------------
                                                                   (dollars in thousands)
Non-interest bearing accounts                $ 40,842        --%    $ 33,791       --%    $ 25,811       --%
Savings accounts                               31,507      3.71       22,747     3.42        9,030     3.42
NOW and money market deposits                  43,865      2.31       49,413     1.99       35,852     2.38
Certificates issued in excess of $100,000      25,576      5.97       24,470     5.06       24,695     5.31
Other time deposits                            80,503      6.15       79,126     5.66       81,046     6.05
                                             --------               --------              --------
Total average deposits                       $222,293               $209,547              $176,434
                                             ========               ========              ========

At December 31, 2000, the Bank had outstanding approximately $35.2 million in certificates of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                 (In thousands)

                    3 months or less                 $23,159
                    Over three through six months      8,097
                    Over six through 12 months         3,469
                    Over 12 months                       503
                                                     -------
                    Total                            $35,228
                                                     =======

Borrowings

The Bank utilizes borrowings to leverage the Bank's capital and provide liquidity when necessary. Borrowed funds at December 31, 2000 primarily consisted of $29.0 million of convertible advances from the Federal Home Loan Bank of New York (AFHLB@) secured by various callable U.S. agency securities and mortgage-backed securities. In addition to FHLB advances, at certain times the Bank will use sales of securities sold under agreements to repurchase as a lower cost alternative to its other sources of funds. There were no securities sold under agreements to repurchase at December 31, 2000. At December 31, 2000 the Bank had available a 12-month commitment for overnight and one month lines of credit with the FHLB totaling $26.0 million dollars. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily. There were no overnight line of credit balance outstanding at December 31, 2000. The Company has a $500,000 secured line of credit with another financial institution permitting borrowing at that institution's prime rate. At December 31, 2000 there was no balance outstanding under this line of credit agreement. In addition, the Bank has available $5.5 million in lines of credit with unaffiliated institutions which enable it to borrow funds on an unsecured basis, of which there was no balance outstanding at December 31, 2000. The following table sets forth certain information regarding the Bank's borrowed funds for the years indicated:

                                                             For the Years Ended December 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------------------------------
                                                                 (Dollars in thousands)
FHLB Advances:
Maximum amount outstanding at any month-end
  during the year                                           $39,000      $39,000     $24,000
Average balance outstanding                                  36,760       38,178      14,449
Balance outstanding at end of year                           29,000       39,000      24,000
Weighted average interest rate during the year                 4.94%        4.90%       5.36%
Weighted average interest rate at the end of the year          5.02%        4.90%       5.04%

Repurchase Agreements:
Maximum amount outstanding at any month-end
  during the year                                           $29,850      $    --     $10,238
Average balance outstanding                                   4,719          530         853
Balance outstanding at end of year                               --           --          --
Weighted average interest rate during the year                 5.94%        5.09%       5.46%
Weighted average interest rate at the end of the year            --           --          --

Federal Funds Purchased:
Maximum amount outstanding at any month-end
  during the year                                           $16,650      $ 6,500     $ 5,000
Average balance outstanding                                   5,729        1,810         545
Balance outstanding at end of year                               --           --          --
Weighted average interest rate during the year                 6.40%        5.41%       5.21%
Weighted average interest rate at the end of the year            --           --          --

Line of Credit:
Maximum amount outstanding at any month-end
  during the year                                           $   500      $   500     $    --
Average balance outstanding                                     244          139          --
Balance outstanding at end of year                               --          500          --
Weighted average interest rate during the year                 9.14%        7.91%         --%
Weighted average interest rate at the end of the year            --%        8.50%         --

Subsidiary Activities

The Company has two wholly-owned subsidiaries, Long Island Commercial Bank, and LIF Statutory Trust I. On September 7, 2000, LIF Statutory Trust issued $7.5 million aggregate liquidation amount of 10.60% Capital Securities due September 7, 2030, referred to as Capital Securities. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of LIF Statutory Trust I under the trust agreement. LIF Statutory Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $7.7 million of the Company's 10.60% Junior Subordinated Debentures due September 7, 2030, referred to as the Company's Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes, including the repurchase of common stock.

Long Island Commercial Bank currently has one subsidiary, Long Island Commercial Capital Corporation. Long Island Commercial Capital Corporation was organized for the purpose of investing in mortgage related assets as a real estate investment trust. The Bank transferred $48.3 million in commercial real estate loans to Long Island Commercial Capital Corporation which included certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of Long Island Commercial Capital Corporation.

Personnel

At December 31, 2000, the Bank employed 77 employees, 7 of which are part-time. No employees are covered by a collective bargaining agreement and the Bank believes its employee relations are good.

Federal and State Taxation

General. The Company, the Bank and its subsidiary report their income using the accrual method of accounting and are subject to federal and state income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Bank or its subsidiary. The Company, the Bank and its subsidiary have not been audited by the Internal Revenue Service during the last five years.

Federal Income Taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale or exchange of portfolio debt instruments are generally treated as ordinary, rather than capital, gains and losses, and a "small bank" (ie. one with assets having a tax basis of no more than $500 million), such as the Bank, is permitted to calculate its deductions for bad debts under a reserve method that is based upon actual charge-offs for the current and preceding five years or a "grand-fathered" base year reserve, if larger. A bank maintaining a bad debt reserve may be subject to additional tax if it makes distributions to shareholders in excess of its current and accumulated earnings and profits, as calculated for federal income tax purposes, or in redemption of its stock or in partial or complete liquidation.

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes an alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent that the AMT exceeds the regular tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Bank does not expect to be subject to the AMT.

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

New York State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of ( i ) 8.5% of the Bank's "entire net income" allocable to New York State during the taxable year, or ( ii ) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State (b) 3% of alternative entire net income allocated to New York or (c) $250. Entire net income is similar to federal taxable income subject to certain modifications. A bank maintaining such a bad debt reserve may be subject to additional New York tax if it makes certain distributions to its shareholders. In addition, net-operating losses cannot be carried back or carried forward and alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to the 17% Metropolitan Commuter Transportation District Surcharge on its New York Sate Franchise Tax. The Company and the Bank file a combined return.

Delaware Taxation. The Company, as a Delaware financial holding company not earning income in Delaware, is exempted from the corporate income tax. However, the Company is required to file an annual report with and pay an annual franchise tax based on authorized shares to the State of Delaware.

Supervision and Regulation

Holding Company Regulation. As a registered financial holding company, the Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act, as administered by the Board of Governors of the Federal Reserve System (the AFRB@). The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Company's total and Tier 1 capital exceeds the requirements established by the FRB.

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

Gramm-Leach-Bliley. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (also known as the Financial Services Modernization Act). The Financial Services Modernization Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of banks with firms engaged principally in specified securities activities, and provided for regulation of a new form of bank holding company, known as a financial holding company under the Bank Holding Company Act. Financial holding companies, such as the Company, can engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio activities.

The general effect of the Financial Services Modernization Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. In addition, activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally are authorized.

In addition to repealing historical restrictions on, and eliminating federal and state law barriers to affiliations among banks, securities firms, insurance companies, and other financial service providers, the Financial Services Modernization Act provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; provides an enhanced framework for protecting the privacy of consumer information; modifies the laws governing the implementation of the Community Reinvestment Act; and addresses a variety of other legal and regulatory issues affecting both the day-to-day operations and the long-term activities of financial institutions.

In order for the Company to take advantage of the ability to affiliate with other financial services providers without obtaining prior approval, the Company filed a declaration with the Federal Reserve Board, electing to engage in activities permissible for financial holding companies and certifying that it is eligible to do so because the Bank is well-capitalized and well-managed. In addition, the Federal Reserve determined that the Bank and the Company have at least a satisfactory CRA rating. The Company met those requirements and qualifies as a financial holding company.

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, that Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company or the Bank.

From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of the Company and the Bank. We cannot predict whether any such legislation will be enacted or, if enacted, how the legislation would affect the business of the Company and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management does not believe that the Financial Services Modernization Act will have a material effect on the liquidity, capital resources or results of operations of the Company.

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience and increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance the Bank's competitive position.

New York State and FDIC

The Bank is organized under the New York Banking Law ("Banking Law"), and its deposits are insured by the Bank Insurance Fund (the ABIF@) of the FDIC to the extent permitted by law. As a New York bank, the Bank is subject to regular examination and supervision by the NYSBD. As a depository institution, the deposits of which are insured by the FDIC, the Bank also is subject to regulation and supervision by the FDIC. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations.

Federal Securities Laws

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws. The Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities and Exchange Act of 1934, as amended, or Exchange Act.

Delaware Corporation Law

The Company is incorporated under the laws of the State of Delaware. Thus, we are subject to the regulation by the State of Delaware and the rights of our shareholders are governed by the Delaware General Corporation Law.

ITEM 2. PROPERTIES

The Bank  conducts  its  business  from its main  office  located at One Suffolk
Square, Islandia, New York, and five branch offices located in Babylon, Smithtown, Westbury, Jericho and Shirley, New York. The following table sets forth information relating to each of the Bank's offices at December 31, 2000.

                                                                                 Lease         Net
                                                                               Expiration   Book Value
                                                                     Date      Including       at
Location                                                  Leased    Leased      Options    Dec. 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)
Main Office:
  One Suffolk Square, Islandia, LI, New York 11749        Leased     1987         2005        $133

Branch Offices:
  400 West Main Street, Babylon, LI, New York 11702       Leased     1995         2005          19
  50 Route 111, Smithtown, LI, New York 11787             Leased     1997         2002          15
  900 Merchants Concourse, Westbury, LI, New York 11590   Leased     1997         2003          30
  390 North Broadway, Jericho, LI, New York 11753         Leased     1997         2008          36
  861 Montauk Highway, Shirley, LI, New York 11967        Leased     1998         2002          41
                                                                                              ----
                                                                                              $274
                                                                                              ====

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The above captioned information regarding the market for the Company's common equity and related stockholder matters appears in the 2000 Annual Report to Stockholders under the caption "Capital Stock" and is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data appears on pages 4 and 5 of the 2000 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations appears on pages 8 through 16 of the 2000 Annual Report to
Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the 2000 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Long Island Financial Corp. and the Independent Auditors' Report appear on pages 17 through 30 of the 2000 Annual Report to Stockholders and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001 under the caption "Election of Directors" is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of the Company. Officers are re-elected by the Board of Directors annually.

            Name             Age     Position(s) Held with the Company
            ----             ---     ---------------------------------
     Perry B. Duryea, Jr.    79      Chairman of the Board
     Roy M. Kern, Sr.        67      Vice Chairman of the Board
     Douglas C. Manditch     53      President and Chief Executive Officer
     Thomas Buonaiuto        35      Vice President and Treasurer
     Carmelo C. Vizzini      55      Vice President and Secretary

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

Roy M. Kern, Sr. serves as Vice Chairman of the Board of the Company and of the Bank. He was formerly President of Bragg Medical Group, Inc., a firm, which provides billing and financial services to the medical community and is located in Kings Park, New York.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained on pages 7 through 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 under the captions "Executive Compensation" and "Directors Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001 under the caption "Information with Respect to the Nominees, Continuing Directors and Executive Officers" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

The following financial statements of the Bank are included in the Company's Annual Report to Stockholders for the year ended December 31, 2000 and are incorporated by this reference:

_     Consolidated Balance Sheets at December 31, 2000 and 1999

_ Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998

_ Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

_ Consolidated Statements of Cash Flows for the Years Ended December 31 , 2000, 1999 and 1998

_     Notes to Consolidated Financial Statements

_     Independent Auditors' Report

The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(A) 2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(B) Reports on Form 8-K Filed During the Last Quarter of 2000.

None

(C) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
--------------

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

13.0  2000 Annual Report to Stockholders

23.0  Consent of experts and counsel

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

LONG ISLAND FINANCIAL CORP.

By: /s/ Douglas C. Manditch                      Date: March 30, 2001
    -------------------------------------
    Douglas C. Manditch
    President and Chief Executive Officer

By: /s/ Thomas Buonaiuto                         Date: March 30, 2001
    -------------------------------------
    Thomas Buonaiuto
    Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

    /s/ Perry B. Duryea, Jr.               /s/ Walter J. Mack, M.D.
    ------------------------------         -------------------------------
    Perry B. Duryea, Jr.                   Walter J. Mack, M.D.
    Chairman of the Board                  Director

    /s/ Roy M. Kern, Sr.                   /s/ Douglas C. Manditch
    ------------------------------         -------------------------------
    Roy M. Kern, Sr.                       Douglas C. Manditch
    Vice Chairman of the Board             Director, President and
                                           Chief Executive Officer

    /s/ Harvey Auerbach                    /s/ Werner S. Neuburger
    ------------------------------         -------------------------------
    Harvey Auerbach                        Werner S. Neuburger
    Director                               Director

    /s/ John L. Ciarelli, Esq.             /s/ Thomas F. Roberts, III
    ------------------------------         -------------------------------
    John L. Ciarelli, Esq.                 Thomas F. Roberts, III
    Director                               Director

    /s/ Donald Del Duca                    /s/ Alfred Romito
    ------------------------------         -------------------------------
    Donald Del Duca                        Alfred Romito
    Director                               Director

    /s/ Frank J. Esposito                  /s/ Sally Ann Slacke
    ------------------------------         -------------------------------
    Frank J. Esposito                      Sally Ann Slacke
    Director                               Director

    /s/ Waldemar Fernandez                 /s/ John C. Tsunis, Esq.
    ------------------------------         -------------------------------
    Waldemar Fernandez                     John C. Tsunis, Esq.
    Director                               Director

    /s/ Gordon A. Lenz
    ------------------------------
    Gordon A. Lenz
    Director

EXHIBIT 11. STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                                Year Ended
                                                             December 31, 2000
                                                              (In thousands,
                                                          except per share data)
                                                          ----------------------
Net income available to common shareholders                      $    1,754

Total weighted average common shares outstanding                  1,596,377

Basic earnings per common share                                  $     1.10
                                                                 ==========

Total weighted average common shares outstanding                  1,596,377

Dilutive effect of stock options using the treasury stock method      1,239
                                                                 ----------
Total average common and common equivalent shares                 1,597,616

Diluted earnings per common share                                $     1.10
                                                                 ==========

EXHIBIT 13. ANNUAL REPORT

                                 CAPITAL STOCK

      The common stock of Long Island Financial Corp. trades on the Nasdaq National Market under the symbol "LICB". The following table shows the high and low sales price of the common stock and the dividends declared during the period indicated in 2000 and 1999.

                                                     Dividends
                                     High     Low    Declared
                                     ----     ---    --------
                    2000
                    1st Quarter     $11.63   $10.13   $0.08
                    2nd Quarter     $11.75   $10.13   $0.08
                    3rd Quarter     $14.63   $11.13   $0.08
                    4th Quarter     $13.63   $12.44   $0.08

                    1999
                    1st Quarter     $12.50   $11.63   $0.08
                    2nd Quarter     $12.13   $11.00   $0.08
                    3rd Quarter     $12.50   $11.38   $0.08
                    4th Quarter     $12.50   $10.00   $0.08

At December 31, 2000, there were approximately 336 shareholders of record of the common stock.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

                                                                               At or for the year ended December 31,
                                                               ---------------------------------------------------------------------
                                                                  2000           1999           1998           1997          1996
                                                               ---------------------------------------------------------------------
                                                                                      (Dollars in thousands)
Selected Operating Data:
Interest income                                                $   20,996     $   18,410     $   15,285     $   12,726     $  8,998
Interest expense                                                   11,143          9,482          8,229          7,303        4,786
Net interest income                                                 9,853          8,928          7,056          5,423        4,212
Provision for loan losses                                             150            600            420            240          302
Other operating income                                              1,566          1,706            918            378          364
Other operating expenses                                            8,635          7,581          5,799          3,737        2,709
Income before income taxes                                          2,634          2,453          1,755          1,824        1,565
Income taxes                                                          880            847            630            760          530
        Net income                                             $    1,754     $    1,606     $    1,125     $    1,064     $  1,035
                                                               ----------     ----------     ----------     ----------     --------
        Basic and diluted earnings per share                   $     1.10     $      .92     $      .64     $     1.04     $   1.18
                                                               ----------     ----------     ----------     ----------     --------
                                                               ---------------------------------------------------------------------
Selected Financial Condition Data:
Total assets                                                   $  332,934     $  331,054     $  266,543     $  211,956     $190,898
Loans, net                                                        134,853        119,836         94,144         78,759       62,660
Allowance for loan losses                                           1,872          1,475          1,071          1,026          780
Securities                                                        169,422        170,149        145,819         99,231       92,053
Deposits                                                          273,189        269,740        217,867        187,626      178,314
Borrowed funds                                                     29,000         39,500         24,000             --           --
Stockholders' equity                                               19,261         18,343         21,868         21,408        9,890
Book value per share                                           $    13.02     $    11.14     $    12.35     $    12.18     $  10.60
Stockholders' equity (1)                                           20,428         21,327         21,803         21,029        9,638
Book value per share (1)                                       $    13.81     $    12.95     $    12.31     $    11.96     $  10.33
Shares outstanding                                              1,479,426      1,646,326      1,771,306      1,757,709      933,181
                                                               ---------------------------------------------------------------------
Average Balance Sheet Data:
Loans, net                                                     $  129,393     $  104,512     $   86,647     $   66,961     $ 49,233
Securities                                                        145,291        145,881        109,552         94,509       60,470
Assets                                                            293,884        273,736        216,941        172,583      122,970
Demand deposits                                                    40,842         33,791         25,811         18,657       15,003
Savings deposits                                                   31,507         22,747          9,030          2,784        2,361
NOW and money market deposits                                      43,865         49,413         35,852         24,960       24,965
Certificates of deposit                                           106,079        103,596        105,741         99,282       69,292
Stockholders' equity                                           $   18,138     $   20,470     $   21,717     $   11,368     $  8,618
                                                               ---------------------------------------------------------------------
Performance Ratios:
Return on average assets                                             0.60%          0.59%          0.52%          0.62%        0.84%
Return on average equity                                             9.67           7.85           5.18           9.36        12.00
Average equity to average assets                                     6.17           7.48          10.01           6.59         7.01
Equity to total assets at end of year                                5.79           5.54           8.20          10.10         5.18
Interest rate spread (2)                                             2.74           2.81           2.51           2.51         2.79
Net interest margin (3)                                              3.58           3.50           3.48           3.29         3.60
Ratio of interest-earning assets to
        average interest-bearing liabilities                         1.21           1.19           1.25           1.18         1.20
Non-interest expense to average assets                               2.94           2.77           2.67           2.17         2.20
Efficiency ratio (4)                                                75.62          71.29          72.72          64.42        59.20
Dividend payout ratio                                               29.09          34.78          50.00          29.81        25.42

                                                                               At or for the year ended December 31,
                                                               ---------------------------------------------------------------------
                                                                  2000           1999           1998           1997          1996
                                                               ---------------------------------------------------------------------
                                                                              (Dollars in thousands, except share data)
Asset Quality Ratios and Other Data:
Total non-performing loans                                     $      416     $      179     $      511     $      403     $    448
Allowance for loan losses                                           1,872          1,475          1,071          1,026          780
Non-performing loans as a percent of
total loans (5) (6)                                                  0.30%          0.15%          0.54%          0.51%        0.71%
Non-performing loans as a percent of
        total assets (5)                                             0.12           0.05           0.19           0.19         0.23
Allowance for loan losses as a percent of:
        Non-performing loans (5)                                   450.00         824.02         209.59         254.59       174.11
        Total loans (6)                                              1.37%          1.22%          1.12%          1.29%        1.23%
Full service offices                                                    6              6              6              4            2
                                                               ---------------------------------------------------------------------

(1) Excludes the unrealized appreciation (depreciation) in available-for-sale securities.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) The net interest margin represents net interest income divided by average interest-earning assets.

(4) The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest income and other operating income.

(5) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. It is the Company's policy to generally cease accruing interest on all loans 90 days or more past due.

(6)   Loans include loans, net, before allowance for loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Long Island Financial Corp. ("the Company") is a registered Delaware financial holding company, organized in 1999, and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered commercial bank, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau Counties. The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and security portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and other operating income. The Company's other operating expense consists principally of salaries and employee benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by general economic and Competitive conditions, particularly changes in interest rates, government policies and action of regulatory authorities.

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

MANAGEMENT STRATEGY

      The Company offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Company has set in place an aggressive expansion plan, which began in the second half of 1994, which the Company intends to continue. The key components of this plan are to (i) expand the Company's network of branch offices, (ii) originate commercial loans, (iii) develop strong customer relationships that generate multiple services for individual customer relationships and repeat business, (iv) add high quality employees and (v) leverage capital with increased deposits from branch expansion and borrowed funds.

      The establishment of the financial holding company structure in 1999 provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at the Company or in separate subsidiaries of the Company. Finally, the new structure will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Company as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities.

MANAGEMENT OF INTEREST RATE RISK

      The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate, given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Investment Committee reviews the Company's interest rate risk position on a quarterly basis.

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

      At December 31, 2000, 82.0% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.4 years. At such date, $10.4 million, or 6.2%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 9.5 years. At December 31, 2000, the Company had $60.7 million of certificates of deposit with maturities of one year or less and $35.2 million of deposits over $100,000, which tend to be less stable sources of funding as compared to core deposits and represented 37.4% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income. Accordingly, in a rising interest rate environment, the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans, adversely affecting the Company's net interest rate spread, net interest income and net income.

      The Company's interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in net interest income over the succeeding four quarter period and (ii) the potential change in the fair market value of equity of the Company ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change from a static position to plus or minus 200 basis points, in 100 basis point increments.

      At December 31, 2000, the effects of instantaneous and sustained interest rate changes on the Company's net interest income and Net Economic Value of Equity would be as follows:

                     Potential Change in           Potential Change in
   Change in         Net Interest Income      Net Economic Value of Equity
Interest Rates     -----------------------    ----------------------------
in Basis Points    $ Change       % Change      $ Change      % Change
---------------    ---------     ---------    -----------    ----------
                               (Dollars in thousands)
     200            $  57           .51%        $(3,326)       (15.81)%
     100              (28)         (.25)           (928)        (4.41)
    Static             --            --              --            --
    (100)            (115)        (1.03)          2,848         13.54
    (200)            (324)        (2.89)          4,417         21.00

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

      The following table sets forth certain information relating to the Company's average balance sheets and its statements of earnings for the years ended December 31, 2000, 1999 and 1998, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances.

                                                                         Years Ended December 31,
                                         ---------------------------------------------------------------------------------------
                                                     2000                          1999                       1998
                                         ---------------------------------------------------------------------------------------
                                                             Average                       Average                      Average
                                          Average             Yield/    Average             Yield/   Average             Yield/
                                          Balance    Interest  Cost     Balance    Interest  Cost    Balance    Interest  Cost
                                         ---------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold and
     interest-earning deposits           $  1,366   $     87   6.37%    $  6,695   $   317   4.73%   $ 11,181   $   598   5.35%
   Securities, net (1)                    144,124      9,118   6.33      141,481     8,769   6.20     101,795     6,571   6.46
   Municipal obligations (2)                1,167         68   5.83        4,400       260   5.91       7,757       497   6.41
   Loans, net (3)                         129,393     11,743   9.08      104,512     9,134   8.74      86,647     7,780   8.98
                                         --------   --------            --------   -------           --------   -------
   Total interest-earning assets          276,050     21,016   7.61      257,088    18,480   7.19     207,380    15,446   7.45
Non-interest-earning assets                17,834                         16,648                        9,561
                                         --------                       --------                     --------
Total assets                             $293,884                       $273,736                     $216,941
                                         --------                       --------                     --------
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings deposits                      $ 31,507   $  1,168   3.71%    $ 22,747   $   777   3.42%   $  9,030   $   309   3.42%
   NOW and money
     market deposits                       43,865      1,013   2.31       49,413       985   1.99      35,852       854   2.38
   Certificates of deposit                106,079      6,478   6.11      103,596     5,715   5.52     105,741     6,216   5.88
                                         --------   --------            --------   -------           --------   -------
   Total interest-bearing deposits        181,451      8,659   4.77      175,756     7,477   4.25     150,623     7,379   4.90
   Borrowed funds                          47,451      2,484   5.23       40,657     2,005   4.93      15,847       850   5.36
                                         --------   --------            --------   -------           --------   -------
Total interest-bearing liabilities        228,902     11,143   4.87      216,413     9,482   4.38     166,470     8,229   4.94
Other non-interest bearing
     liabilities                           46,844                         36,853                       28,754
                                         --------                       --------                     --------
Total liabilities                         275,746                        253,266                      195,224
Stockholders' equity                       18,138                         20,470                       21,717
                                         --------                       --------                     --------
Total liabilities and
     stockholders' equity                $293,884                       $273,736                     $216,941
                                         --------                       --------                     --------
Interest income / interest
     rate spread (4)                                $  9,873   2.74%               $ 8,998   2.81%              $ 7,217   2.51%
                                                    --------   ----                -------   ----               -------   ----
Net interest margin (5)                                        3.58%                         3.50%                        3.48%
                                                               ----                          ----                         ----
Ratio of interest-earning assets to
     interest-bearing liabilities                              1.21                          1.19                         1.25
                                                               ----                          ----                         ----

----------
(1)   Securities,    net,    excludes    municipal    obligations.    Unrealized
      appreciation/depreciation on available-for-sale securities are recorded in non-interest-earning assets.

(2) Interest income and yields are presented on a fully taxable equivalent basis.

(3) Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses but includes non-performing loans.

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

                                                         Year Ended                        Year Ended
                                                     December 31, 2000                 December 31, 1999
                                                        Compared to                       Compared to
                                                        Year Ended                        Year Ended
                                                     December 31, 1999                 December 31, 1998

                                                 Increase/(Decrease) Due to        Increase/(Decrease) Due to
                                               -----------------------------------------------------------------
                                                Volume     Rate        Net         Volume     Rate        Net
                                               -----------------------------------------------------------------
                                                                    (Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest
         earning deposits                      $  (313)    $  83     $  (230)    $  (219)    $ (62)    $  (281)
Securities, net (1)                                165       184         349       2,469      (271)      2,198
Municipal obligations                             (188)       (4)       (192)       (201)      (36)       (237)
Loans, net (2)                                   2,246       363       2,609       1,566      (212)      1,354
                                               -------     -----     -------     -------     -----     -------
         Total interest-earning assets           1,910       626       2,536       3,615      (581)      3,034
                                               -------     -----     -------     -------     -----     -------
Interest-Bearing Liabilities:
Deposits:
        Savings deposits                           320        71         391         469        (1)        468
        NOW and money market deposits             (118)      146          28         286      (155)        131
        Certificates of deposit                    140       623         763        (124)     (377)       (501)
                                               -------     -----     -------     -------     -----     -------
        Total deposits                             342       840       1,182         631      (533)         98
Borrowed funds                                     350       129         479       1,229       (74)      1,155
                                               -------     -----     -------     -------     -----     -------
         Total interest-bearing liabilities    $   692     $ 969     $ 1,661     $ 1,860     $(607)    $ 1,253
                                               -------     -----     -------     -------     -----     -------

(1)   Securities, net, excludes municipal obligations.

(2) Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses but includes non-performing loans.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

      Total assets increased by $1.9 million, or 0.6%, from $331.1 million at December 31, 1999 to $332.9 million at December 31, 2000. The increase in assets is attributable to a $15.0 million, or 12.5%, increase in loans, net, which at December 31, 1999 amounted to $119.8 million compared to $134.9 million at December 31, 2000. The growth in loans resulted from increases of $5.4 million, or 15.9%, in the commercial and industrial loan portfolio, and $9.7 million, or 11.6%, in the commercial real estate loan portfolio. Offsetting the increase in loans was a decline in cash and cash equivalents of $11.6 million, reflecting the timing of seasonal municipal deposits and the investment of those deposits in short-term available-for-sale securities or federal funds sold prior to year-end. At December 31, 2000 and 1999, seasonal municipal deposits, amounted to $51.2 million and $75.0 million, respectively. Prepaid expenses and other assets decreased $717,000, or 22.5%, from $3.2 million at December 31, 1999, to $2.5 million at December 31, 2000, primarily due to the decrease in the deferred tax asset directly related to the decrease in the unrealized loss on securities available for sale.

      Total deposits increased $3.4 million, or 1.3%, from $269.7 million at December 31, 1999, to $273.2 million at December 31, 2000. Demand deposits increased $9.4 million, or 26.0%, from $36.2 million at December 31, 1999 to $45.6 million at December 31, 2000. In addition, savings deposits increased by $4.4 million, or 15.5%, from $28.4 million at December 31, 1999, to $32.8 million at December 31, 2000. The growths in demand and savings deposits reflect the Company's focus on the generation of core deposits. Offsetting those deposit increases, NOW and money market deposits decreased $21.1 million, or 20.5%, from $103.1 million at December 31, 1999, to $82.0 million at December 31, 2000, which reflects the decrease in seasonal municipal deposits at December 31, 2000. Time certificates issued in excess of $100,000 were $35.2 million at December 31, 2000, an increase of $17.0 million, or 93.1%, from the prior year. The Company utilizes time deposits issued in excess of $100,000 as an available alternative funding source. Other time deposits decreased $6.2 million, or 7.4%, to $77.5 million at December 31, 2000. Federal Home Loan Bank advances and other borrowings decreased $10.5 million dollars to $29.0 million at December 31, 2000.

      On September 7, 2000, our wholly owned finance subsidiary, LIF Statutory Trust I, issued $7.5 million of Capital Securities, which are fully and unconditionally guaranteed by the Company. For further discussion of the Capital Securities, see Note 8 to Notes to Consolidated Financial Statements.

      Stockholders' equity increased $918,000 to $19.3 million at December 31, 2000 compared to $18.3 million at December 31, 1999. Increases to stockholders' equity included net income amounting to $1.8 million for the year ended December 31, 2000, and a decrease in the accumulated other comprehensive loss on securities available-for-sale of $1.8 million. These increases were partially offset by dividends declared of $502,000, and $2.2 million employed to repurchase 166,900 shares of common stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

      The Company reported net income of $1.8 million for the year ended December 31, 2000, or basic and diluted earnings per share of $1.10, as compared to net income of $1.6 million, or basic and diluted earnings per share of $.92 for 1999. The results of operations for the year ended December 31, 2000 included a loss of $154,000, from the sale of investment securities available-for-sale compared to a gain of $88,000, from the sale of such securities in 1999.

      Core earnings per share represents net income per share adjusted for gains or losses on sales of securities and other non-recurring items. For the year ended December 31, 2000, the Company produced a 31.8% increase in core earnings per share to $1.16 per share compared with core earnings per share of $.88 per share for the year ended December 31, 1999. Contingent upon market conditions, the Company periodically evaluates repositioning the securities portfolio to improve future core earnings per share and net income.

INTEREST INCOME

      Interest income, on a fully taxable equivalent basis, increased $2.5 million, or 13.7%, to $21.0 million for the year ended December 31, 2000, from $18.5 million for the year ended December 31, 1999. The increase was primarily the result of an increase in the average balance of interest-earning assets of $19.0 million, or 7.4%, to $276.1 million for the year ended December 31, 2000 from $257.1 million for 1999. The average balance of securities, net, (exclusive of municipal obligations) increased by $2.6 million, or 1.9%, and returned a 13 basis point increase in average yield to 6.33% for the year ended December 31, 2000, compared to 6.20% for 1999. The $3.2 million decline in the average balance of municipal obligations for the year ended December 31, 2000, from $4.4 million for the prior year resulted from the sale of approximately $11.8 million in municipal obligations during the second quarter of 1999. The proceeds from that sale were reinvested in higher earning assets, primarily bank owned life insurance and available for sale securities. The average yield on loans, net, increased 34 basis points from 8.74% for the 1999 period to 9.08% for the year ended December 31, 2000. The average yield on interest earning assets increased 42 basis points, from 7.19% for the year ended December 31, 1999, to 7.61% for the year ended December 31, 2000, as a result of increased interest rates available in the market.

INTEREST EXPENSE

      Total interest expense increased $1.7 million, or 17.5%, for the year ended December 31, 2000, to $11.1 million compared to $9.5 million for the year ended December 31, 1999. The increase reflects both an increase in the average balance of interest bearing liabilities of $12.5 million, or 5.8%, and an increase in the average rate paid on interest bearing liabilities of 49 basis points. The average balance of savings deposits increased by $8.8 million, or 38.5% and the average balance of NOW and money market deposits decreased $5.5 million, or 11.2% from year to year. The average balance of certificates of deposit increased $2.5 million, or 2.4%, to $106.1 million at December 31, 2000 coupled with an increase of 59 basis points in the average rate paid reflecting increased market interest rates. In addition, the higher interest rate environment increased the average cost of borrowed funds 30 basis points from 4.93% for the 1999 period, to 5.23% for the year ended December 31, 2000.

NET INTEREST INCOME

      Net interest income, on a fully taxable equivalent basis, increased by $875,000 from $9.0 million for the year ended December 31, 1999, to $9.9 million for the year ended December 31, 2000. The average cost of total interest-bearing liabilities for the period increased 49 basis points from 4.38% in 1999 to 4.87% in 2000. The average yield on interest earning assets for the year increased 42 basis points from 7.19% in 1999 period to 7.61% in 2000. The net interest rate spread decreased by 7 basis points from 2.81% in 1999 to 2.74% in 2000.

PROVISION FOR LOAN LOSSES

      The Company's provision for loan losses for the year ended December 31, 2000 decreased $450,000, or 75.0% from $600,000 for the year ended December 31, 1999 to $150,000 for the year ended December 31, 2000. The decreased provision for loan losses reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At December 31, 2000 and December 31, 1999, the allowance for loan losses amounted to $1.9 million and $1.5 million, respectively. The reduced provision in the allowance for loan losses for the year ended December 31, 2000 was primarily attributable to the Company recovering $397,000 on a commercial and industrial loan previously charged off. The allowance for loan losses as a percentage of total loans was 1.37% at December 31, 2000 and 1.22% at December 31, 1999.

      The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount, which, in management's judgement is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of information available to them at the time of their examination.

OTHER OPERATING INCOME

      Other operating income decreased by $140,000, or 8.2%, to $1.6 million for the year ended December 31, 2000, compared to $1.7 million for the year ended December 31, 1999. The decrease is primarily attributable to a decrease of $277,000, or 52.3%, in net gain on sale of residential loans as a result of rising market interest rates throughout 2000. In addition, the Company engaged in a securities transaction, which resulted in a loss of $154,000. Offsetting these events, in part were, increases of $247,000, or 38.1%, in service charges on deposit accounts reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. Other operating income also increased as the Company recognized a full year of dividends earned on bank owned life insurance.

OTHER OPERATING EXPENSE

      Other operating expense increased $1.1 million, or 13.9%, to $8.6 million for the year ended December 31, 2000, compared to $7.6 million for the year ended December 31, 1999. Other operating expense includes salaries and employee benefits, occupancy expense, premises and equipment expense, and the increases are attributable to the Company's overall growth. In addition, other operating expense includes $258,000 of expense related to the issuance of $7.5 million of Capital Securities.

INCOME TAXES

      Income taxes increased $33,000, or 3.9%, from $847,000 for the year ended December 31, 1999 to $880,000 for the year ended December 31, 2000 as a result of the increase in income before income taxes. The effective tax rate for the year ended December 31, 2000 was 33.4% compared to 34.5% for the year ended December 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL

      Net income for the year ended December 31, 1999 increased by $481,000, or 42.8%, from $1.1 million for the year ended December 31, 1998 to $1.6 million for 1999. The increase was primarily due to an increase in net interest income after the provision for loan losses of $1.7 million, or 25.5%, and other operating income of $788,000, or 85.8%, which was offset by a $1.8 million, or 30.7% increase in other operating expenses.

INTEREST INCOME

      Total interest income, on a fully taxable equivalent basis, increased $3.0 million, or 19.6%, to $18.5 million for the year ended December 31, 1999, from $15.4 million for the corresponding period in 1998. The increase was primarily the result of an increase in the average balance of interest-earning assets of 24.0%, from $207.4 million during the year ended December 31, 1998, to $257.1 million during the year ended December 31, 1999. The average balance of securities, net, (exclusive of municipal obligations) increased by $39.7 million, or 39.0%, to $141.5 million in the 1999 period, from $101.8 million in the 1998 period, with a decrease in the average yield from 6.46% in 1998 to 6.20% in 1999. The average balance of loans, net increased by $17.9 million, or 20.6%, to $104.5 million in the 1999 period from $86.6 million in the 1998 period. The average yield on loans, net decreased 24 basis points to 8.74% in 1999 from 8.98% for the comparable period in 1998. That decrease reflects lower market interest rates resulting from increasingly competitive pricing in 1999 in commercial real estate lending.

INTEREST EXPENSE

      Total interest expense increased $1.3 million, or 15.2%, for the year ended December 31, 1999, to $9.5 million compared to $8.2 million for the year ended December 31, 1998. The increase reflects both an increase in the average balance of interest bearing liabilities of $49.9 million, or 30.0%, which was offset, in part, by a decrease of 56 basis points in the average rate paid on interest bearing liabilities. Although, the average balance of borrowed funds increased $24.8 million, or 156.6%, from 1998 to 1999, the average rate paid on borrowed funds decreased 43 basis points to 4.93% in 1999. This method of funding has been used in conjunction with the Company's leveraging of the balance sheet. The average balance of savings deposits increased by $13.7 million, or 151.9%, with no change in the average rate paid. The average balance of NOW and money market deposits increased $13.6 million, or 37.8%, with a decrease of 39 basis points in the average rate paid. The increases in the average balances of savings, NOW and money market deposits reflects the Company's branch network expansion and successful implementation of a sales focus throughout the Company. The $2.1 million, or 2.0% decrease in the average balance of certificates of deposits, from 1998 to 1999, reflects the Company's emphasis on lower cost core deposits. In 1999, the average cost of certificates of deposits decreased by 36 basis points to 5.52%.

NET INTEREST INCOME

      Net interest income for the year ended December 31, 1999 was $9.0 million, on a taxable equivalent basis, compared to $7.2 million for the year ended December 31, 1998. The increase resulted from an increase of 24.0% in the average balance of interest-earning assets from $207.4 million during the year ended December 31, 1998, to $257.1 million during the year ended December 31, 1999. Despite the interest rate increases by the Federal Reserve Bank totaling 75 basis points in 1999, the Company's average interest rate spread on a tax equivalent basis increased 30 basis points from 2.51% for the 1998 period to 2.81% for the 1999 period.

PROVISION FOR LOAN LOSSES

      The Company increased the provision for loan losses by $180,000, or 42.9%, from $420,000 for the year ended December 31, 1998, to $600,000 for the year ended December 31, 1999. This increased provision was made to reflect the growth within the loan portfolio, the average balance of which increased by $17.9 million, or 20.6%, to $104.5 million for the year ended December 31, 1999.

OTHER OPERATING INCOME

      Other operating income increased $788,000, or 85.8%, to $1.7 million for the year ended December 31, 1999, compared to $918,000 for the year ended
December 31, 1998. The increase is primarily attributable to the net gain of $530,000 associated with the origination and sale of residential mortgages for the year ended December 31, 1999, following the establishment of the Company's residential mortgage department in May 1998. In addition, service charges on deposit accounts increased by $232,000, or 55.6 %, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. Dividends earned on bank owned life insurance accounted for $244,000 of the increase in other operating income.

OTHER OPERATING EXPENSE

      Other operating expense increased $1.8 million, or 30.7%, to $7.6 million for the year ended December 31, 1999, compared to $5.8 million incurred for the year ended December 31, 1998. This increase was primarily attributable to an increase in salaries and benefits expense of $1.1 million, or 37.8%, from $2.8 million in 1998 to $3.9 million in 1999, reflecting a moderate increase in staff in connection with the Company's branch expansion, establishment of the residential mortgage department and continued internal growth. Although the number of full time equivalent employees increased from 69 at December 31, 1998 to 73 at December 31, 1999, 38% of the full time equivalent employee growth in 1998 occurred in the second half of 1998. The branch expansion also contributed significantly to the growth in expenses in the other categories of other operating expenses.

INCOME TAXES

      Income taxes provides for Federal and New York State income taxes. The 1999 income tax expense was $847,000, compared to $630,000 in 1998. The income tax expense increase is primarily due to increased levels of taxable income. The effective tax rate for 1999 was 34.5% compared to 35.9% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity management for the Company requires that funds be available to pay all deposit withdrawals and maturing financial obligations and to meet credit-funding requirements promptly and fully in accordance with their terms. Over a very short time frame, maturing assets provide only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

      The primary investing activities of the Company are the purchase of securities available-for-sale and the originations of loans. During the years ended December 31, 2000 and 1999, the Company's purchases of securities were all classified available-for-sale and totaled $401.4 million and $276.1 million, respectively. Loan originations and principal repayments on loans, net totaled $15.5 million and $26.9 million, for the years ended December 31, 2000 and 1999, respectively. These activities were funded primarily by deposit growth, principal repayments on loans, borrowings and principal repayments on securities.

      The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans and liquidate available-for-sale securities and access its lines of credit, totaling $5.5 million, with unaffiliated financial institutions which enables it to borrow funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York ("FHLB") equal to 7.8% of the Company's assets, which enables it to borrow funds on a secured basis. In addition, the Company could engage in other borrowings, including FHLB advances and reverse repurchase agreements on a secured basis. At December 31, 2000 and 1999, FHLB advances amounted to $29.0 million and $39.0 million, respectively.

      Management of the Company has set minimum liquidity level of 10% as a target. The Company's average liquid assets (cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the year ended December 31, 2000 was 31.0%.

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

IMPACT OF NEW ACCOUNTING STANDARDS

      Statement of Financial  Accounting  Standards  (SFAS) 133,  Accounting for
Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative.

      The Company had no freestanding derivative instruments in place and had no material amounts of embedded derivative instruments. The Company adopted SFAS 133 on January 1, 2001. Based upon the Company's application of SFAS No. 133, its adoption had no materially adverse effect on the Company's consolidated financial statements.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," or SFAS No. 140. SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishment of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 15, 2000. The remaining provisions are effective prospectively for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. We believe the implementation of SFAS No. 140 will not have a material impact on our financial condition or results of operations.

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                        December 31,
                                                   -----------------------
                                                      2000         1999
                                                   -----------------------
Assets:
Cash and due from banks                            $  14,652     $   9,301
Interest earning deposits                                 56           204
Federal funds sold                                     1,500        18,300
                                                   ---------     ---------
      Total cash and cash equivalents                 16,208        27,805

Securities held-to-maturity
   (fair value of $4,736 and $338,
   respectively)                                       4,754           341
Securities available-for-sale, at fair value         133,562       129,086
Securities pledged for repurchase agreements,
   at fair value                                      31,106        40,722
Loans, net of unearned income and deferred fees      136,725       121,311
Less allowance for loan losses                         1,872         1,475
                                                   ---------     ---------
      Loans, net                                     134,853       119,836
Premises and equipment, net                            1,868         2,089
Accrued interest receivable                            1,911         2,062
Bank owned life insurance                              6,197         5,921
Prepaid expenses and other assets                      2,475         3,192
                                                   ---------     ---------
      Total assets                                 $ 332,934     $ 331,054
                                                   =========     =========

Liabilities and Stockholders' Equity:

Deposits:
   Demand deposits                                 $  45,592     $  36,191
   Savings deposits                                   32,849        28,444
   NOW and money market deposits                      82,003       103,126
   Time certificates issued in excess
      of $100,000                                     35,228        18,242
   Other time deposits                                77,517        83,737
                                                   ---------     ---------
      Total deposits                                 273,189       269,740

Borrowed funds                                        29,000        39,500
Accrued expenses and other liabilities                 3,984         3,471
                                                   ---------     ---------
      Total liabilities                              306,173       312,711
                                                   ---------     ---------

Guaranteed preferred beneficial interest
   in junior subordinated debentures                   7,500            --

Stockholders' equity:
   Common stock (par value $.01 per share;
      10,000,000 shares,  authorized;
      1,776,326 shares issued; 1,479,426
      and 1,646,326 outstanding in 2000
      and 1999, respectively)                             18            18
   Surplus                                            20,185        20,185
   Accumulated surplus                                 3,839         2,587
   Accumulated other comprehensive loss               (1,167)       (2,984)
   Treasury stock at cost, (296,900 shares
      in 2000; 130,000 shares in 1999)                (3,614)       (1,463)
                                                   ---------     ---------
         Total stockholders' equity                   19,261        18,343
                                                   ---------     ---------
   Total liabilities and stockholders' equity      $ 332,934     $ 331,054
                                                   =========     =========

----------
See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      For the year ended
(In thousands, except share data)                         December 31,
                                              ----------------------------------
                                                  2000        1999        1998
                                              ----------------------------------
Interest income:
   Loans                                      $   11,743  $    9,134  $    7,780
   Securities                                      9,166       8,959       6,907
   Federal funds sold                                 73         304         578
   Earning deposits                                   14          13          20
                                              ----------  ----------  ----------
      Total interest income                       20,996      18,410      15,285
                                              ----------  ----------  ----------
Interest expense:
   Savings deposits                                1,168         777         309
   NOW and money market deposits                   1,013         985         854
   Time certificates issued in excess
      of $100,000                                  1,523       1,239       1,310
   Other time deposits                             4,955       4,476       4,906
   Borrowed funds                                  2,484       2,005         850
                                              ----------  ----------  ----------
      Total interest expense                      11,143       9,482       8,229
                                              ----------  ----------  ----------
      Net interest income                          9,853       8,928       7,056

Provision for loan losses                            150         600         420
                                              ----------  ----------  ----------
      Net interest income after
        provision for loan losses                  9,703       8,328       6,636
                                              ----------  ----------  ----------
Other operating income:
   Service charges on deposit accounts               896         649         417
   Net (loss) gain on sale of securities            (154)         88          13
   Net gain on sale of residential loans             253         530         274
   Earnings on bank owned life insurance             325         244          --
   Other                                             246         195         214
                                              ----------  ----------  ----------
      Total other operating income                 1,566       1,706         918
                                              ----------  ----------  ----------
Other operating expenses:
   Salaries and employee benefits                  4,098       3,910       2,838
   Occupancy expense                                 615         534         456
   Premises and equipment expense                    812         735         524
   Capital securities                                258          --          --
   Other                                           2,852       2,402       1,981
                                              ----------  ----------  ----------
      Total other operating expenses               8,635       7,581       5,799
                                              ----------  ----------  ----------
      Income before income taxes                   2,634       2,453       1,755

Income taxes                                         880         847         630
                                              ----------  ----------  ----------
      Net income                              $    1,754  $    1,606  $    1,125
                                              ==========  ==========  ==========
      Basic and diluted earnings per share    $     1.10  $      .92  $      .64
                                              ==========  ==========  ==========
   Weighted average shares outstanding        $1,596,377  $1,751,407  $1,766,154
                                              ==========  ==========  ==========

----------
See accompanying notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               other
                                                          Common               Accumulated  comprehensive    Treasury
(In thousands, except share data)                         stock     Surplus      surplus    income (loss)      Stock        Total
                                                          --------------------------------------------------------------------------
Balance at December 31, 1997                               $18      $19,912      $ 1,099       $   379        $   --       $ 21,408

 Comprehensive income:
    Net income                                              --           --        1,125            --            --          1,125
    Other comprehensive income,
     net of tax:
    Unrealized depreciation in
      available-for-sale securities,
      net of reclassification adjustment (1)                --           --           --          (314)           --           (314)
Total comprehensive income                                  --           --           --            --            --            811

Dividend reinvestment and stock
    purchase plan, issued 13,597 shares                     --          214           --            --            --            214

Dividends declared on common
    stock ($.32 per common share)                           --           --         (565)           --            --           (565)
                                                          --------------------------------------------------------------------------
    Balance at December 31, 1998                           $18      $20,126      $ 1,659       $    65        $   --       $ 21,868

Comprehensive income:
    Net income                                              --           --        1,606            --            --          1,606
    Other comprehensive income,
      net of tax:
      Unrealized depreciation in
      available-for-sale securities,
      net of reclassification adjustment (1)                --           --           --        (3,049)           --         (3,049)
Total comprehensive loss                                    --           --           --            --            --         (1,443)

Reorganization costs                                        --           --         (115)           --            --           (115)

Dividend reinvestment and stock
    purchase plan, issued 5,020 shares                      --           59           --            --            --             59

Dividends declared on common
    stock ($.32 per common share)                           --           --         (563)           --            --           (563)
Common stock repurchased (130,000 shares)                   --           --           --            --        (1,463)        (1,463)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1999                               $18      $20,185      $ 2,587       $(2,984)      $(1,463)      $ 18,343

Comprehensive income:
    Net income                                              --           --        1,754            --            --          1,754
    Other comprehensive income,
      net of tax:
    Unrealized appreciation in
      available-for-sale securities,
      net of reclassification adjustment (1)                --           --           --         1,817            --          1,817
Total comprehensive income                                  --           --           --            --            --          3,571
Dividends declared on common
    stock ($.32 per common share)                           --           --         (502)           --            --           (502)

Common stock repurchased (166,900 shares)                   --           --           --            --        (2,151)        (2,151)
                                                          --------------------------------------------------------------------------
Balance at December 31, 2000                               $18      $20,185      $ 3,839       $(1,167)      $(3,614)      $ 19,261
                                                          ==========================================================================

(cont'd)

(In thousands, except share data)                            December 31,
                                                    ----------------------------
                                                      2000      1999       1998
                                                    ----------------------------
(1) Other comprehensive income (loss), before tax:
      Net unrealized holding gain (loss) on
        securities                                  $(1,996)   $(5,105)   $ 111
      Reclassification adjustment for (loss)
        gains included in income                       (154)        88       13
                                                    ----------------------------
Other comprehensive income (loss), before tax        (2,150)    (5,017)     124
                                                    ----------------------------
Income tax benefit (expense) related to
      items of other comprehensive income             3,967      1,968     (438)
                                                    ----------------------------
Unrealized appreciation (depreciation) in
      available-for-sale securities,
      net of tax                                    $ 1,817    $(3,049)   $(314)
                                                    =======    =======    =====

----------
See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows

(In thousands)                                        For the year ended December 31,
                                                  -------------------------------------
                                                     2000          1999         1998
                                                  -------------------------------------
Cash flows from operating activities:
  Net income                                      $   1,754     $   1,606     $   1,125
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Provision for loan losses                           150           600           420
    Depreciation and amortization                       609           579           406
    Amortization of premiums, net
      of discount accretion                            (866)          (50)          176
    Net (loss) gain on sale of securities               154           (88)          (13)
    Loans originated for sale,
      net of proceeds from sales and gains              308           467        (1,486)
    Net deferred loan origination fees                   43           159           104
    Earnings on bank owned life insurance              (325)         (244)           --
    Deferred income taxes                               (49)          (36)          118
    Change in other assets and liabilities:
      Accrued interest receivable                       151          (448)           36
      Prepaid expenses and other assets                (477)          505           (89)
      Accrued expenses and other liabilities            513           709           (10)
                                                  ---------     ---------     ---------
      Net cash provided by operating
        activities                                    1,965         3,759           787
                                                  ---------     ---------     ---------
Cash flows from investing activities:
    Purchases of securities held-to-maturity,
      available-for-sale                           (401,354)     (276,104)     (274,109)
    Proceeds from the sale of securities
      available-for-sale                              6,846        12,777         4,773
    Proceeds from maturities of securities          392,600       220,195       199,350
    Principal repayments on securities                6,456        13,724        22,699
    Loan originations net of principal
      repayments                                    (15,518)      (26,918)      (14,423)
    Purchase of premises and equipment                 (388)         (693)       (1,242)
    Purchase of bank owned life insurance                --        (5,715)           --
                                                  ---------     ---------     ---------
      Net cash used in investing activities         (11,358)      (62,734)      (62,952)
                                                  ---------     ---------     ---------
Cash flows from financing activities:
      Net (decrease) increase in demand deposit,
        savings, NOW, and money market accounts      (7,317)       46,991        36,320
      Net increase (decrease) in certificates
        of deposit                                   10,766         4,882        (6,079)
      Net (decrease) increase in borrowed
        funds                                       (10,500)       15,500        24,000
      Payments for cash dividends                      (502)         (563)         (565)
      Reorganization costs                               --          (115)           --
      Purchase of common stock                       (2,151)       (1,463)           --
      Capital securities                              7,500            --            --
      Proceeds from shares issued under the
        dividend reinvestment and stock
        purchase plan                                    --            59           214
                                                  ---------     ---------     ---------
        Net cash (used in) provided by
          financing activities                       (2,204)       65,291        53,890
                                                  ---------     ---------     ---------
        Net (decrease) increase in cash
          and cash equivalents                      (11,597)        6,316        (8,275)
Cash and cash equivalents at beginning of year       27,805        21,489        29,764
                                                  ---------     ---------     ---------
Cash and cash equivalents at end of year          $  16,208     $  27,805     $  21,489
                                                  =========     =========     =========

Supplemental disclosure of cash
  flow information
Cash paid during the period for:
  Interest                                        $  10,794     $   9,527     $   8,085
                                                  =========     =========     =========
  Income taxes                                    $   1,403     $     467     $     744
                                                  =========     =========     =========

----------
See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Long Island Financial Corp. ("the Company") is a registered Delaware financial holding company, organized in 1999 (see Note 15), and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered bank, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau Counties.

      The consolidated financial information included herein combines the results of operations, the assets, liabilities and stockholders' equity of the Company and its wholly owned subsidiaries, LIF Statutory Trust I and the Bank, and the Bank's subsidiary, Long Island Commercial Capital Corporation for all periods presented. All significant intercompany balances and transactions are eliminated in consolidation. A description of significant accounting policies is presented below.

a. Basis of Financial Presentation

      The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

b. Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash, Federal funds sold and other short-term investments, all of which have initial maturities of less than ninety days.

c. Securities

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

d. Loans, Net

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

      Loan origination fees, less certain direct origination costs, are deferred and recognized as an adjustment of the loan yield over the life of the loan by the interest method, which results in a constant rate of return.

e. Allowance For Loan Losses

      The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount, which, in management's judgment, is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known and inherent risks in the portfolio, adverse situations, which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

      Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans, which are collectively evaluated. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

f. Premises and Equipment, Net

      Premises and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or terms of the related lease, whichever is shorter.

g. Income Taxes

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

h. Earnings Per Share

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

i. Treasury Stock

      The cost of treasury stock is shown on the consolidated balance sheet as a separate component of stockholders' equity and is a reduction to total stockholders' equity.

j. Segment Reporting

      As a community oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitute the Company's only operating segment for financial reporting purposes.

k. Comprehensive Income

      Comprehensive income represents net income plus the net change in unrealized gains or losses on securities available for sale for the period and is presented in the consolidated statements of changes in stockholders' equity. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available-for-sale as of the balance sheet dates.

l. 401(k) Plan

      The Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") for all qualified employees. The terms of the 401(k) Plan provide for employee contributions on a pre-tax basis up to the maximum dollar limit set by law in a taxable year. A discretionary matching contribution will be determined each year by the Company. During 2000, 1999 and 1998, the Company's matching contribution was $110,902, $81,671 and $59,533, respectively.

m. Dividend Reinvestment and Stock Purchase Plan

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

n. Reclassifications

      Certain reclassifications have been made to prior period amounts to conform to current year presentation.

(2) SECURITIES

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities held-to-maturity and available-for-sale at December 31, 2000 and 1999 are as follows:

                                                  December 31, 2000
                                     -------------------------------------------
                                                    Gross     Gross
                                      Amortized  unrealized unrealized    Fair
(In thousands)                          cost        gains     losses      value
                                     -------------------------------------------
Held-to-maturity:
Mortgage-backed securities:
   CMO                                 $    263      $--    $    (9)    $    254
   Corporate debt                         4,491       19        (28)       4,482
                                       --------      ---    -------     --------
   Total held-to-maturity                 4,754       19        (37)       4,736
Available-for-sale:
   U.S. Government and
   Agency obligations                  $117,364      $ 1    $(1,420)    $115,945
Mortgage-backed securities:
   GNMA                                  36,559       19       (615)      35,963
   FHLMC                                    969       16         (3)         982
   FNMA                                   5,279       31         (7)       5,303
Municipal obligations                     1,167       --        (18)       1,149
                                       --------      ---    -------     --------
   Total debt securities                161,338       67     (2,063)     159,342
Equity securities - FHLB stock            5,326       --         --        5,326
                                       --------      ---    -------     --------
   Total securities
   available-for-sale                  $166,664      $67    $(2,063)    $164,668
                                       --------      ---    -------     --------

                                                  December 31, 1999
                                     -------------------------------------------
                                                    Gross     Gross
                                      Amortized  unrealized unrealized    Fair
(In thousands)                          cost        gains     losses      value
                                     -------------------------------------------
Held-to-maturity:
Mortgage-backed securities:
   CMO                                 $    341      $--    $    (3)    $    338
                                       --------      ---    -------     --------
Available-for-sale:
   U.S. Government and
   Agency obligations                  $122,423      $ 2    $(3,518)    $118,907
Mortgage-backed securities:
   GNMA                                  41,136       60     (1,616)      39,580
   FHLMC                                  1,350       21         (2)       1,369
   FNMA                                   3,599        5        (33)       3.571
Municipal obligations                     1,166       --        (23)       1,143
Other debt securities                        92       --         (1)          91
                                       --------      ---    -------     --------
   Total debt securities                169,766       88     (5,193)     164,661
Equity securities - FHLB stock            5,147       --         --        5,147
                                       --------      ---    -------     --------
   Total securities
   available-for-sale                  $174,913      $88    $(5,193)    $169,808
                                       --------      ---    -------     --------

      In connection with the Company's ability to borrow from the Federal Home Loan Bank of New York ("FHLB"), the Company is required to purchase shares of FHLB non-marketable equity securities at par.

      The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  December 31, 2000

                                        Held-to-Maturity    Available-for-Sale
                                        ----------------------------------------
                                        Amortized   Fair    Amortized    Fair
(In thousands)                             cost     value     cost       value
                                        ----------------------------------------
Due in one year or less                   $   --   $   --   $ 50,461    $ 50,461
Due after one year through five years         --       --     36,699      36,189
Due after five years through ten years     1,017    1,002     33,166      32,237
Due after ten years                        3,737    3,734     41,012      40,455
                                          ------   ------   --------    --------
                                          $4,754   $4,736   $161,338    $159,342
                                          ======   ======   ========    ========

      Proceeds from the sale of securities available-for-sale totaled approximately $6.8 million, $12.8 million and $4.8 million during the years ended December 31, 2000, 1999 and 1998, respectively. Gains from the sale of these securities totaled approximately $104,000 and $13,000 for the years ended December 31, 1999 and 1998, respectively. Losses from the sale of these securities totaled approximately $154,000 and $16,000 for the years ended December 31, 2000 and 1999, respectively. There were no losses from the sale of securities in 1998.

      Securities classified as available-for-sale of approximately $31.1 million and $40.7 million were pledged as collateral for FHLB advances at December 31, 2000 and 1999, respectively. In addition, $122.2 million and $121.4 million of available-for-sale securities were pledged for deposits and other purposes as required by law at December 31, 2000 and 1999, respectively.

(3) LOANS, NET

Loans, net are summarized as follows:

                                                   December 31,
                                -----------------------------------------------
(dollars in thousands)                   2000                      1999
                                -----------------------------------------------
Commercial and
  industrial loans              $ 39,468     28.7%         $ 34,057       27.9%
Commercial real estate loans      93,875     68.2            84,133       69.0
Automobile loans                   2,693      1.9             1,463        1.2
Consumer loans                       985       .7             1,250        1.0
Residential real estate
  loans held-for-sale                711       .5             1,019        0.9
                                --------    -----          --------      -----
                                 137,732    100.0           121,922      100.0
Less:
  Unearned income                    395                         42
  Deferred fees, net                 612                        569
  Allowance for
     loan losses                   1,872                      1,475
                                --------                   --------
                                $134,853                   $119,836
                                ========                   ========

      The Company grants commercial and industrial loans as well as commercial mortgages and consumer loans in Nassau and Suffolk County, New York. A portion of the Company's loan portfolio is concentrated in commercial loans and business revolving lines of credit, which are secured or partially secured by accounts receivable, inventory and other assets. These loans comprise approximately 28.7% and 27.9% of the portfolio at December 31, 2000 and 1999, respectively. The Company's commercial loan borrowers are generally small local businesses whose cash flow and ability to service debt are susceptible to changes in economic conditions. Accordingly, the deterioration of local economic conditions could increase the credit risk associated with this segment of the portfolio.

      At December 31, 2000, 1999, and 1998, there were 6, 15 and 20 loans, respectively, with a remaining balance of approximately $416,000, $179,000, and $511,000, respectively, on which the accrual of interest had been discontinued. The impact of such non-accrual loans on the Company's interest income for years ended December 31, 2000, 1999, and 1998 is not material.

      The Company recorded investment in loans that are considered impaired totaling $680,000, $764,000 and $1.1 million at December 31, 2000, 1999 and
1998, respectively, which required no corresponding impairment reserve. The average recorded investment in impaired loans was $746,000, $939,500 and $557,500 in 2000, 1999 and 1998, respectively. Interest on all impaired loans remains current under the extended terms. The impact of such impaired loans on the Company's interest income for the years ended December 31, 2000, 1999, and 1998 is not material.

      Loans to related parties include loans to directors of the Company and their related companies. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. The following analysis shows the activity of related party loans:

                                                          For the year ended
                                                             December 31,
                                                      --------------------------
(In thousands)                                          2000              1999
                                                      --------------------------
Balance at beginning of year                          $ 3,037           $ 2,185
New loan and
   additional disbursements                             3,495             2,426
Repayments                                             (3,488)           (1,574)
                                                      -------           -------
Balance at end of year                                $ 3,044           $ 3,037
                                                      =======           =======

(4) ALLOWANCE FOR LOAN LOSSES

      An analysis of the changes in the allowance for loan losses account is as follows:

                                                For the year ended December 31,
                                              ---------------------------------
(In thousands)                                  2000         1999         1998
                                              ---------------------------------
Balance at beginning of year                  $ 1,475      $ 1,071      $ 1,026
Provision for loan losses                         150          600          420
Charge-offs:
   Commercial and industrial loans               (187)         (80)        (203)
   Automobile loans                               (54)         (66)         (58)
   Consumer loans                                 (99)         (81)        (145)
                                              -------      -------      -------
      Total charge-offs                          (340)        (227)        (406)
                                              -------      -------      -------
Recoveries:
   Commercial and industrial loans                547           26            1
   Automobile loans                                13            4           15
   Consumer loans                                  27            1           15
      Total recoveries                            587           31           31
                                              -------      -------      -------
Net recoveries (charge-offs)                      247         (196)        (375)
                                              -------      -------      -------
Balance at end of year                        $ 1,872      $ 1,475      $ 1,071
                                              =======      =======      =======

(5) PREMISES AND EQUIPMENT

      A summary of premises and equipment at cost, less accumulated depreciation and amortization are as follows:

                                                              December 31,
                                                         -----------------------
(In thousands)                                             2000            1999
                                                         -----------------------
Leasehold improvements                                   $   703          $  703
Furniture, fixtures
   and equipment                                           3,647           3,259
                                                         -------          ------
                                                           4,350           3,962
Less accumulated depreciation
   and amortization                                       (2,482)          1,873
                                                         -------          ------
                                                         $ 1,868          $2,089
                                                         =======          ======

      Depreciation and amortization charged to operations for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $609,000, $579,000, and $406,000, respectively.

(6) DEPOSITS

      Included in NOW and money market deposits, at December 31, 2000 and 1999, were approximately $51.2 million and $75.0 million, respectively, of seasonal municipal deposits.

(7) BORROWED FUNDS

      The Company enters into sales of securities under agreements to repurchase (reverse-repurchase agreements). These are fixed coupon agreements, which are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset account. During the period of the agreement, the securities are delivered to either a third-party, or directly to the broker, who holds the collateral until maturity. There were no outstanding reverse-repurchase agreements at December 31, 2000 and 1999.

      Reverse-repurchase agreements averaged approximately $4.7 million, $.5 million, $.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The maximum amount outstanding at the end of any month was $29.9 million and $10.2 million, respectively, for the years ended December 31, 2000 and 1998. There were no reverse repurchase agreements outstanding at the end of any month during 1999.

      There were no federal funds purchased at December 31, 2000 and 1999. Federal funds purchased averaged approximately $5.7 million, $1.8 million and $.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The maximum amount outstanding at the end of any month was $16.7 million, $6.5 million and $5.0 million, respectively, for the years ended December 31, 2000, 1999 and 1998.

      The Company has a $500,000 line of credit agreement with another financial institution permitting borrowing at that institution's prime rate. At December 31, 2000, there was no balance outstanding under this line of credit agreement.

      The Bank has available lines of credit with the FHLB, which enable it to borrow funds on a secured basis. At December 31, 2000, the Bank's borrowings consisted of $14.0 million and $15.0 million of convertible advances from the FHLB. These 10 year advances, bear interest at 5.49% and 4.59% respectively, and have contractual maturity dates of February 19, 2008 and January 21, 2009, respectively. The convertible feature of these advances allow the FHLB, as of February 19, 2003 and January 21, 2002, respectively, and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities.

(8) GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

      On September 7, 2000, LIF Statutory Trust I, a wholly-owned finance subsidiary of the Company, issued $7.5 million aggregate liquidation amount of 10.60% Capital Securities due September 7, 2030, referred to as Capital Securities. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of LIF Statutory Trust I under the trust agreement. LIF Statutory Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $7.7 million of the Company's 10.60% Junior Subordinated Debentures due September 7, 2030, referred to as the Company's Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes, including the repurchase of common stock.

      The balance outstanding on the Capital Securities was $7.5 million at September 30, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the interest method over a period of thirty years. Distributions on the Capital Securities are payable semi-annually beginning March 7, 2001 and are reflected in the Consolidated Statements of Earnings as a component of non-interest expense under the caption "Capital securities."

(9) INCOME TAXES

      Income tax expenses are summarized as follows:

                                                For the year ended December 31,
                                              ----------------------------------
(In thousands)                                2000           1999          1998
                                              ----------------------------------
Current
        Federal                               $838           $618          $369
        State                                   91            265           143
                                              ----           ----          ----
                                               929            883           512
Deferred
        Federal                                (44)           (25)           90
        State                                   (5)           (11)           28
                                              ----           ----          ----
                                               (49)           (36)          118
                                              ----           ----          ----
Income tax expense                            $880           $847          $630
                                              ====           ====          ====

      The effective income tax rates for the years ended December 31, 2000, 1999 and 1998 were 33%, 35% and 36%, respectively. The reconciliation between the statutory Federal income tax rate and the effective tax rate is as follows:

                                                        For the year ended
                                                            December 31,
                                                   ----------------------------
                                                   2000        1999        1998
                                                   ----------------------------
Tax on income at statutory rate                     34%         34%         34%
Tax effects of:
   State income tax, net of federal
     income tax benefit                              2           7           7
   Tax exempt income                                --          (5)         (6)
   Bank owned life insurance                        (4)         (3)         --
   Other, net                                        1           2           1
                                                    --          --          --
Tax at effective rate                               33%         35%         36%
                                                    ==          ==          ==

      The Company is required to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company did not have a valuation allowance for its deferred tax asset as of December 31, 2000 and 1999. The Company will continue to review the recognition criteria as set forth in SFAS No. 109, "Accounting for Income Taxes," on a quarterly basis and determine the need for a valuation allowance accordingly.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                        ------------------------
(In thousands)                                            2000            1999
                                                        ------------------------
Deferred tax assets:
   Allowance for loan losses                            $   680         $   397
   Accrued expenses                                          60              75
   Unrealized depreciation in
     available-for-sale securities                          725           2,121
   Other                                                     80              56
                                                        -------         -------
     Gross deferred tax assets                            1,545           2,649
                                                        -------         -------

   Deferred tax liabilities:
   Other                                                     (2)             (6)
                                                        -------         -------
     Gross deferred tax liabilities                          (2)             (6)
                                                        -------         -------
    Net deferred tax asset                              $ 1,543         $ 2,643
                                                        =======         =======

(10) REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements by Federal banking agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of December 31, 1999, the most recent notification from the federal banking regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

      The following tables set forth the regulatory capital at December 31, 2000 and 1999, under the rules applicable at such dates. At such dates, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                                                     December 31, 2000

                                              Actual          Regulatory Minimum
                                        ----------------------------------------
(Dollars in thousands)                   Amount      Ratio     Amount      Ratio
                                        ----------------------------------------
Tier 1 Capital (to Average
 Adjusted Assets)
   The Company                          $27,237      9.56%    $11,394      4.00%
   The Bank                              22,549      7.92      11,382      4.00

Tier 1 Capital (to Risk
 Weighted Assets)
   The Company                           27,237     14.97       7,277      4.00
   The Bank                              22,549     12.42       7,265      4.00

Total Risk Based Capital
 (to Risk Weighted Assets)
   The Company                           29,800     16.38      14,554      8.00
   The Bank                              29,421     13.45      14,530      8.00

                                                    December 31, 1999

                                              Actual          Regulatory Minimum
                                        ----------------------------------------
(Dollars in thousands)                   Amount      Ratio     Amount      Ratio
                                        ----------------------------------------

Tier 1 Capital (to Average
 Adjusted Assets)
   The Company                          $21,327      8.13%    $10,489      4.00%
   The Bank                              21,880      8.34      10,489      4.00

Tier 1 Capital (to Risk
 Weighted Assets)
   The Company                           21,327     13.08       6,522      4.00
   The Bank                              21,880     13.42       6,522      4.00

Total Risk Based Capital
 (to Risk Weighted Assets)
   The Company                           22,802     13.98      13,045      8.00
   The Bank                              23,355     14.32      13,045      8.00

(11) LEASE COMMITMENTS

      The Company has obligations under a number of non-cancelable leases on properties used for banking purposes. Rental expense for the years ended December 31, 2000, 1999, and 1998 was approximately $559,000, $468,000, and
416,000, respectively. Minimum annual rentals, exclusive of taxes and other charges, under operating leases are summarized as follows:

                (In thousands)                   Minimum rentals
                ------------------------------------------------
                Years ending December 31,
                    2001                            $  610
                    2002                               555
                    2003                               521
                    2004                               515
                    2005                               501
                 Thereafter                            406
                                                    ------
                   Total                            $3,108
                                                    ======

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth as follows:

                                     December 31, 2000     December 31, 1999
                                   --------------------------------------------
                                   Carrying   Estimated   Carrying  Estimated
(In thousands)                       Value   Fair Value    Value    Fair Value
                                   --------------------------------------------
  Cash and due from banks          $ 14,652     14,652    $  9,301      9,301
  Interest earning deposits              56         56         204        204
  Federal funds sold                  1,500      1,500      18,300     18,300
  Securities held-to-maturity         4,754      4,736         341        338
  Securities available-for-sale     164,668    164,668     169,808    169,808
  Loans, net of
    unearned income
    and deferred fees               136,725    137,160     121,311    121,225

  Deposits:
    Demand, savings, NOW and
      money market deposits         160,444    160,444     167,761    167,761
    Time certificates and
      other time deposits           112,745    112,962     101,979    102,041
  Borrowings                         29,000     28,367      39,500     39,192

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

      The commitments existing at December 31, 2000 and 1999 would be offered at substantially the same rates and under substantially the same terms that would be offered by the Company at December 31, 2000 and 1999 to the counter parties, therefore, the carrying value of existing commitments is considered to be equivalent to the estimated fair value.

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

(13) OTHER COMMITMENTS AND CONTINGENT LIABILITIES

a. Off-Balance Sheet Risks

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

                                              Contract or notional amounts

                                         December 31, 2000    December 31, 1999
                                        ----------------------------------------
(in thousands)                           Fixed     Variable    Fixed    Variable
                                        ----------------------------------------
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit         $    --    $10,948    $    --    $ 5,667
   Unused lines of credit                    --     14,835         --     17,039
   Standby letters of credit              1,945         --        585         --
                                        -------    -------    -------    -------
                                        $ 1,945    $25,783    $   585    $22,706
                                        =======    =======    =======    =======

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

b. Other Matters

      The Company is required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. During the years ended December 31, 2000, 1999 and 1998, these balances averaged $6.9 million, $6.0 million and $4.5 million, respectively.

      The Company is subject to certain pending and threatened legal actions, which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material effect on the Company's financial statements.

(14) STOCK OPTION PLAN

      At a special meeting on December 8, 1998, the stockholders ratified the Long Island Financial Corp. 1998 Stock Option Plan (the Stock Option Plan.) The Stock Option Plan authorizes the granting of options to purchase 175,000 shares of common stock of the Company. All officers and other employees of the Company and directors who are not also serving as employees of the Company are eligible to receive awards under the Stock Option Plan. Options under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Common Stock at an exercise price equal to the fair market value on the date of grant.

      The Company applies APB Opinion No. 25 in accounting for stock based compensation, and accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the date of grant under SFAS No. 123, the Company's net income and earnings per share would have been reduced to proforma amounts indicated in the following table:

                                         Number of Shares of
                            ------------------------------------------------
                                            Non         Non      Weighted
                             Incentive   Statutory   Qualified   Average
                              Stock        Stock     Option to   Exercise
                             Options      Options    Directors    Price
                            ------------------------------------------------
Balance outstanding at
December 31, 1998                 --          --          --       $   --
        Granted               40,250          --      73,500        12.50
        Forfeited                500          --          --        12.50
        Exercised                 --          --          --           --
                              ------      ------      ------       ------
Balance outstanding at
   December 31, 1999          39,750          --      73,500        12.50
        Granted                9,000          --      10,500        10.88
        Forfeited              1,000          --          --        11.96
        Exercised                 --          --          --           --
                              ------      ------      ------       ------
Balance Outstanding at
        December 31, 2000     47,750          --      84,000        12.27

Shares exercisable at
   December 31, 2000          39,250          --      75,600       $12.44

                                                     December 31,
                                               ----------------------
(Dollars in thousands, except per share data)    2000          1999
                                               ----------------------
Net Income      As Reported                    $1,754          $1,606
                Pro forma                       1,659           1,014

Net Income per Common Share:
Basic           As Reported                      1.10             .92
                Pro forma                        1.04             .58
Diluted         As Reported                      1.10             .92
                Pro forma                      $ 1.04          $  .58

      The fair value of the share grants were estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions in fiscal 2000 and 1999; dividend yield of 2.71% and 2.73%, expected volatility of 45.55% and 45.11%; and risk-free interest rates of 6.62% and 4.73%, respectively. The expected option lives were 7 years.

      Life insurance benefits are provided to certain executive officers and Directors of the Company. In connection with these benefits, the Company purchased $5.7 million in bank owned life insurance in 1999, which is carried at its cash surrender value as an asset in the consolidated balance sheets. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as salaries and employee benefits in the consolidated statements of earnings.

(15) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

      The earnings of the Bank are recognized by the Company using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of and for the year ended December 31, 2000 and 1999.

                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)                                                  December 31,
                                                            2000          1999
Assets:
Cash and cash equivalent                                   $ 5,452       $   284
Investment in subsidiaries                                  21,535        18,892
Other assets                                                   398             5
                                                           -------       -------
       Total assets                                         27,385        19,181

Liabilities and Stockholders' Equity:
Borrowed funds                                                  --           500
Other liabilities                                              392           338
Junior subordinated debentures                               7,732            --
Stockholders' equity                                        19,261        18,343
                                                           -------       -------
       Total liabilities and stockholders' equity          $27,385       $19,181
                                                           -------       -------

                        CONDENSED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

(in thousands)                                              For the year ended
                                                                December 31,
                                                            2000          1999

Dividends received from subsidiaries                       $ 1,322       $ 1,601
Interest income                                                 85             1
                                                           -------       -------
                Total income                                 1,407         1,602

Interest expense - line of credit                               22            12
Capital securities                                             266            --
Other operating expense                                         41             3
                                                           -------       -------
                Total expense                                  329            15

        Income before income taxes
           and equity in undistributed
           earnings of subsidiaries                          1,078         1,587
Income tax benefit                                              82             5
                                                           -------       -------
        Income before equity in undistributed
           earnings of the Bank                              1,160         1,592
Equity in undistributed earnings of Bank                       594            14
                                                           -------       -------
                Net income                                 $ 1,754       $ 1,606
                                                           -------       -------

                       CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(in thousands)                                              For the year ended
                                                                December 31,
                                                            2000          1999

Cash Flows From Operating Activities:
  Net income                                               $ 1,754      $ 1,606
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
              Equity in the undistributed
                earnings of subsidiaries                      (594)         (14)
        Change in other assets and liabilities
              Increase in other assets                        (393)          (5)
              Increase in other liabilities                    (54)         338
                                                           -------      -------

(cont'd)

                Net cash provided by operating
                 activities                                    821        1,925

Cash Flows From Investing Activities:
        Investment in LIF Statutory Trust I                   (232)          --
                                                           -------      -------
                        Net cash used in
                          investing activities                (232)          --

Cash Flows From Financing Activities:
        Net (decrease) increase in borrowed funds             (500)         500
        Payments for cash dividends                           (502)        (563)
        Corporate reorganization costs                          --         (115)
        Issuance of junior subordinated debt                 7,732           --
        Purchase of common stock                            (2,151)      (1,463)
                                                           -------      -------
                        Net cash provided
                          by (used in)
                          financing activities               4,579       (1,641)

                        Net increase in cash
                          and cash equivalents               5,168          284
        Cash and cash equivalents at beginning of year         284           --
                                                           -------      -------
        Cash and cash equivalents at the end of the year   $ 5,452      $   284
                                                           -------      -------

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of financial data by quarter end for the years ended December 31, 2000 and 1999:

                                                 2000                                           1999
                            ----------------------------------------------------------------------------------------------
                              1st          2nd          3rd         4th         1st        2nd          3rd         4th
                            Quarter      Quarter      Quarter     Quarter     Quarter    Quarter      Quarter     Quarter
                            ----------------------------------------------------------------------------------------------
                                                            (In thousands, except share data)
Selected Operating Data:
Interest income             $    5,430  $    5,251  $    5,109  $    5,203  $    4,551  $    4,622  $    4,582  $    4,655
Interest expense                 2,955       2,736       2,715       2,737       2,374       2,391       2,321       2,396
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income              2,475       2,515       2,394       2,466       2,177       2,231       2,261       2,259
Provision for loan losses          150          --          --          --         150         150         150         150
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income
  after provision for
  loan losses                    2,325       2,515       2,394       2,466       2,027       2,081       2,111       2,109
Other operating income             379         428         443         316         317         596         415         378
Other operating expenses         2,029       2,112       2,125       2,366       1,822       1,916       1,925       1,918
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income before income taxes         675         831         712         416         522         761         601         569
Income taxes                       223         282         237         138         190         262         220         175
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income                  $      452  $      549  $      475  $      278  $      332  $      499  $      381  $      394
                            ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Basic and diluted
  earnings per share        $      .27  $      .33  $      .30  $      .18  $      .19  $      .28  $      .22  $      .23
                            ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Weighted average
  shares outstanding         1,646,326   1,639,293   1,596,201   1,504,698   1,775,991   1,776,326   1,758,364   1,696,949

INDEPENDENT AUDITORS' REPORT

To The Stockholders And Board of Directors of Long Island Financial Corp.:

      We have audited the accompanying consolidated balance sheets of Long Island Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Island Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG, LLP

KPMG, LLP
Melville, New York
January 18, 2001