Form 10-Q
period 2001-03-31
LONG ISLAND FINANCIAL CORP
filed 2001-05-15
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
     _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the quarterly period ended March 31, 2001 OR

     _  _               Transition Report Pursuant to Section 13 or 15(d) of
                              the Securities Exchange Act of 1934
                        For the transition period from ______ to _______

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

                                 (631) 348-0888
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 1,464,426 shares of Common Stock outstanding as of May 10, 2001.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

ITEM 1.    Consolidated Financial Statements - Unaudited
           Consolidated Balance Sheets at March 31, 2001
                 and December 31, 2000                                       2
           Consolidated Statements of Earnings for the Three Months
                 Ended March 31, 2001 and 2000                               3
           Consolidated Statement of Changes in Stockholders' Equity
                 for the Three Months Ended March 31, 2001                   4
           Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2001 and 2000                               5
           Notes to Consolidated Financial Statements                        7

ITEM 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk       17

PART II  - OTHER INFORMATION
----------------------------

ITEM 1.    Legal Proceedings                                                19
ITEM 2.    Changes in Securities and Use of Proceeds                        19
ITEM 3.    Defaults Upon Senior Securities                                  19
ITEM 4.    Submission of Matters to a Vote of Security Holders              19
ITEM 5.    Other Information                                                19
ITEM 6.    Exhibits and Reports on Form 8-K                                 19
           Signatures                                                       20

================================================================================
Statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
================================================================================

PART I - FINANCIAL INFORMATION

Item  1. Consolidated Financial Statements

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                  March 31,    December 31,
                                                                                     2001          2000
                                                                                 -----------   ------------
                                                                                 (Unaudited)
Assets:
-------
Cash and due from banks .......................................................  $  7,614         14,652
Interest earning deposits .....................................................       180             56
Federal funds sold ............................................................    22,500          1,500
                                                                                 --------        -------
              Total cash and cash equivalents .................................    30,294         16,208

Securities held-to-maturity (fair value $9,444 and $4,736, respectively) ......     9,139          4,754
Securities available-for-sale, at fair value ..................................    88,698        133,562
Securities pledged for repurchase agreements, at fair value ...................    44,324         31,106
Loans, net of unearned income and deferred fees ...............................   148,592        136,725
Less allowance for loan losses ................................................    (1,872)        (1,872)
                                                                                 --------        -------
              Loans, net ......................................................   146,720        134,853
Premises and equipment, net ...................................................     1,918          1,868
Accrued interest receivable ...................................................     2,191          1,911
Bank owned life insurance .....................................................     6,271          6,197
Prepaid expenses and other assets .............................................     1,699          2,475
                                                                                 --------        -------
              Total assets ....................................................  $331,254        332,934
                                                                                 ========        =======


Liabilities and Stockholders' Equity:
-------------------------------------
Deposits:
    Demand deposits ...........................................................  $ 43,441         45,592
    Savings deposits ..........................................................    36,117         32,849
    NOW and money market deposits .............................................    41,616         82,003
    Time certificates issued in excess of $100,000 ............................    48,614         35,228
    Other time deposits .......................................................    86,270         77,517
                                                                                 --------        -------
              Total deposits ..................................................   256,058        273,189

Borrowed funds ................................................................    43,000         29,000
Accrued expenses and other liabilities ........................................     4,347          3,984
                                                                                 --------        -------
              Total liabilities ...............................................   303,405        306,173
                                                                                 --------        -------
Guaranteed preferred beneficial interest in junior subordinated
    debentures ................................................................     7,500          7,500

Stockholders' equity:
    Common  stock  (par value $.01 per  share; 10,000,000 shares, authorized; 1,776,326 shares issued; 1,464,426 and 1,479,426
    outstanding, respectively) ................................................        18             18
    Surplus ...................................................................    20,185         20,185
    Accumulated surplus .......................................................     4,266          3,839
    Accumulated other comprehensive loss ......................................      (290)        (1,167)
    Treasury stock, at cost, (311,900 shares in 2001; 296,900
        shares in 2000) .......................................................    (3,830)        (3,614)
                                                                                 --------        -------
              Total stockholders' equity ......................................    20,349         19,261
                                                                                 --------        -------
    Total liabilities and stockholders' equity ................................  $331,254        332,934
                                                                                 ========        =======

See accompanying notes to consolidated financial statements

                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                         For the Three Months
                                                            Ended March 31,
                                                            ---------------
                                                          2001          2000
                                                          ----          ----
Interest income:
     Loans                                            $     3,029          2,708
     Securities                                             2,755          2,707
     Federal funds sold                                       250             11
     Earning deposits                                           4              4
                                                      -----------    -----------
         Total interest income                              6,038          5,430
                                                      -----------    -----------
Interest expense:
     Savings deposits                                         283            266
     NOW and money market deposits                            387            340
     Time certificates issued in excess of $100,000           649            243
     Other time deposits                                    1,293          1,227
     Borrowed funds                                           533            879
                                                      -----------    -----------
         Total interest expense                             3,145          2,955
                                                      -----------    -----------
         Net interest income                                2,893          2,475

Provision for loan losses                                      --            150
                                                      -----------    -----------
         Net interest income after provision
         for loan losses                                    2,893          2,325
                                                      -----------    -----------

Other operating income:
     Service charges on deposit accounts                      259            200
     Net loss on sale of securities                           (53)            --
     Earnings on bank owned life insurance                     89             81
     Net gain on sale of residential loans                     66             52
     Other                                                     69             46
                                                      -----------    -----------
         Total other operating income                         430            379

Other operating expenses:
     Salaries and employee benefits                         1,164          1,030
     Occupancy expense                                        176            134
     Premises and equipment expense                           216            192
     Capital securities                                       199             --
     Other                                                    740            673
                                                      -----------    -----------
         Total other operating expenses                     2,495          2,029

         Income before income taxes                           828            675

Income taxes                                                  283            223
                                                      -----------    -----------
         Net income                                           545            452
                                                      ===========    ===========
Basic and diluted earnings per share                  $      0.37           0.27
                                                      ===========    ===========
Weighted average shares outstanding                     1,478,537      1,646,326
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)
                        (In thousands, except share data)

                                                                              Accumulated
                                                                                 Other
                                               Common  Accumulated           Comprehensive  Treasury
                                               Stock     Surplus    Surplus  (Loss)/Income    Stock     Total
                                               -----     -------    -------  -------------    -----     -----
Balance at December 31, 2000                    $18      20,185      3,839      (1,167)      (3,614)    19,261

Comprehensive income:
     Net income                                  --          --        545          --           --        545
         Other comprehensive income,
               net of tax:
         Unrealized gain in available-
              for-sale securities, net of
              reclassification adjustment        --          --         --         877           --        877
                                                                                                        ------

Total comprehensive income                       --          --         --          --           --      1,422

Dividends declared  ($.08 per common share)      --          --       (118)         --           --       (118)

Common stock repurchased (15,000 shares)         --          --         --          --         (216)      (216)
                                                ---      ------      -----        ----       ------     ------
Balance at March 31, 2001                       $18      20,185      4,266        (290)      (3,830)    20,439
                                                ===      ======      =====        ====       ======     ======

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      For the Three Months
                                                                      --------------------
                                                                         Ended March 31,
                                                                         ---------------
                                                                         2001       2000
                                                                         ----       ----

Cash flows from operating activities:
     Net income                                                     $     545          452
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Provision for loan losses                                    --          150
              Depreciation and amortization                               163          187
              Amortization of premiums, net of discount accretion        (644)        (598)
              Net loss on sale of securities                               53           --
              Loans originated for sale, net of proceeds
                  from sales and gains                                   (135)         796
              Net deferred loan origination fees                            7           42
              Earnings on bank owned life insurance                       (89)         (81)
              Deferred income taxes                                       (10)         (14)
              Changes in other assets and liabilities:
                  Accrued interest receivable                            (280)        (363)
                  Prepaid expenses and other assets                       137          (20)
                  Accrued expenses and other liabilities                  363         (291)
                                                                    ---------      -------
         Net cash provided by operating activities                        110          260
                                                                    ---------      -------
Cash flows from investing activities:
     Purchases of securities held-to-maturity, available-for-sale    (544,773)     (87,325)
     Proceeds from the sale of securities available-for-sale           25,470           --
     Proceeds from maturities of securities                           544,999      132,000
     Principal repayments on securities                                 3,697        1,663
     Loan originations net of principal repayments                    (11,739)      (8,428)
     Purchase of premises and equipment                                  (213)         (99)
                                                                    ---------      -------
         Net cash provided by investing activities                     17,441       37,811
                                                                    ---------      -------

Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW,
         and money market accounts                                    (39,270)     (63,211)
     Net increase in certificates of deposit                           22,139        1,482
     Net increase in borrowed funds                                    14,000        4,300
     Payments for cash dividends                                         (118)        (132)
     Purchase of treasury stock                                          (216)          --
                                                                    ---------    ---------
         Net cash used in financing activities                         (3,465)     (57,561)
                                                                    ---------    ---------
         Net increase (decrease) in cash and cash equivalents          14,086      (19,490)

Cash and cash equivalents at beginning of period                       16,208       27,805
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  30,294        8,315
                                                                    =========    =========

                                                                     (Continued)

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                       For the Three Months
                                                          Ended March 31,
                                                          ---------------
                                                          2001       2000
                                                          ----       ----

Supplemental disclosure of cash flow information
------------------------------------------------

Cash paid during the period for:
     Interest                                            $2,693      2,872
                                                         ======      =====
     Income taxes                                        $    -        361
                                                         ======      =====

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiaries, LIF Statutory Trust I, Long Island Commercial Bank (the "Bank"), and its subsidiary, Long Island Commercial Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's 2000 Annual Report on Form 10-K.

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

3. SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                 March 31, 2001             December 31, 2000
                                                                 --------------             -----------------
                                                             Amortized        Fair        Amortized       Fair
                                                               Cost           Value         Cost          Value
                                                             ---------        -----       ---------       -----
                                                                                (In thousands)
    Held-to-maturity:
    Mortgage-backed securities:
       CMO                                                   $    263           261           263            254
    Corporate debt                                              8,876         9,183         4,491          4,482
                                                             --------       -------       -------        -------
       Total held-to-maturity                                $  9,139         9,444         4,754          4,736
                                                             ========       =======       =======        =======
    Available-for-sale:
    U.S. Government and Agency Obligations                   $ 37,995        37,786       117,364        115,945
    Mortgage-backed securities:
       GNMA                                                    83,438        83,127        36,559         35,963
       FHLMC                                                      725           739           969            982
       FNMA                                                     4,825         4,876         5,279          5,303
    Municipal obligations                                       1,168         1,168         1,167          1,149
                                                             --------       -------       -------        -------
       Total debt securities                                  128,151       127,696       161,338        159,342

    Equity securities - FHLB stock                              5,326         5,326         5,326          5,326
                                                             --------       -------       -------        -------
        Total securities available-for-sale                  $133,477       133,022       166,664        164,668
                                                             ========       =======       =======        =======

4. LOANS, NET

Loans, net, are summarized as follows:

                                             March 31, 2001    December 31, 2000
                                             --------------    -----------------
                                                    (Dollars in thousands)
Commercial and industrial loans              $ 41,621   27.7%   $ 39,139   28.4%
Commercial real estate loans                   99,643   66.4      93,875   68.2
Automobile loans                                6,623    4.4       2,693    1.9
Consumer loans                                  1,380    0.6       1,314    1.0
Residential real estate loans held-for-sale       846    0.9         711    0.5
                                             --------           --------
                                              150,113  100.0     137,732  100.0
Less:
  Unearned income                                 902                395
  Deferred fees, net                              619                612
  Allowance for loan losses                     1,872              1,872
                                             --------           --------
                                             $146,720           $134,853
                                             ========           ========

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

The balance outstanding on the Capital Securities was $7.5 million at March 31, 2001. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the interest method over a period of thirty years. The costs on the Capital Securities are payable semi-annually beginning March 7, 2001 and are reflected in the Consolidated Statements of Earnings as a component of non-interest expense under the caption "Capital securities."

6. RECENT DEVELOPMENTS

On February 28, 2001 the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on April 2, 2001, to shareholders of record as of March 23, 2001.

On September 1, 2000, the Company announced an extension of the stock repurchase program which enables the Company to repurchase an additional 10% of it's outstanding common stock or approximately 160,000 shares. Repurchases will continue to be made in the open market, from time to time, depending on market conditions and subject to compliance with applicable securities laws. As of March 31, 2001, 311,900 shares had been repurchased by the Company at an aggregate cost of $3.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The principal business of Long Island Financial Corp., a financial holding company, currently consists of the operation of a wholly-owned subsidiary, Long Island Commercial Bank. Long Island Commercial Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities of Suffolk and Nassau counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers.

Financial Condition

The Company's total assets were $331.3 million as of March 31, 2001, compared to $332.9 million at December 31, 2000. The increase in cash and cash equivalents of $14.1 million, or 86.9%, was attributable to the increase in federal funds sold of $21.0 million, from a balance of $1.5 million at December 31, 2000 to $22.5 million at March 31, 2001. Loans, net, increased $11.8 million, or 8.8%, from $134.9 million at December 31, 2000, to $146.7 million at March 31, 2001, reflecting increases in all segments of the portfolio. Securities available-for-sale and securities pledged for repurchase agreements decreased an aggregate of $31.6 million or 19.2% as a portion of the proceeds of the maturing short term U.S. Government and agency obligations purchased in December 2000 were used to pay the maturing seasonal municipal deposits. Prepaid expenses and other assets decreased $776,000, or 31.4%, from $2.5 million at December 31, 2000, to $1.7 million at March 31, 2001, primarily due to the decrease in the deferred tax asset directly related to the decrease in the unrealized loss on securities available-for-sale.

Total deposits decreased $17.1 million, or 6.3%, from $273.2 million at December 31, 2000 to $256.1 million at March 31, 2001, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $40.4 million, or 49.3%, from $82.0 million at December 31, 2000 to $41.6 million at March 31, 2001, is attributable to the timing of seasonal municipal deposits which were not on deposit at March 31, 2001. The effects of those declines were offset in part by a $13.4 million, or 38.0% increase in time deposits issued in excess of $100,000. The Company utilizes time deposits issued in excess of $100,000 as an available alternative funding source. In addition, savings deposits increased $3.3 million, or 9.9%, from $32.8 million at December 31, 2000 to $36.1 million at March 31, 2001.

Total stockholders' equity increased $1.1 million to $20.3 million at March 31, 2001 primarily due to a $877,000 decrease in accumulated other comprehensive loss on securities available-for-sale and net income of $545,000 for the three months ended March 31, 2001. Offsetting these events were dividends declared of $118,000 and $216,000 employed to repurchase 15,000 shares of common stock.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months ended March 31, 2001, and 2000, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans although they are not material.

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                       -----------2001-----------              -----------2000-----------
                                                                               Average                                 Average
                                                  Average                       Yield/   Average                        Yield/
                                                  Balance       Interest         Cost    Balance        Interest         Cost
                                                  -------       --------       -------   -------        --------       -------
Interest earning assets:                                                  (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits                $ 18,870       $  254          5.38%   $    946       $   15          6.34%
     Securities net(1)                             170,497        2,743          6.44     170,677        2,694          6.31
     Municipal obligations(2)                        1,167           17          5.83       1,166           17          5.83
     Loans, net(3)                                 136,320        3,029          8.89     122,571        2,708          8.84
                                                  --------       ------          ----    --------       ------          ----
         Total interest-earning assets             326,854        6,043          7.40     296,360        5,434          7.36
Non-interest-earning assets                         22,801                                 23,301
                                                  --------                               --------
Total assets                                      $349,655                               $318,661
                                                  ========                               ========
Interest-bearing liabilities:
     Savings deposits                             $ 34,237       $  283          3.31    $ 29,333       $  266          3.63
     NOW and money market deposits                  70,843          387          2.19      61,081          340          2.23
     Certificates of deposit                       125,703        1,942          6.18     103,487        1,470          5.68
                                                  --------       ------          ----    --------       ------          ----
         Total interest-bearing deposits           230,783        2,612          4.53     193,901        2,076          4.28
     Borrowed funds                                 42,204          533          5.05      66,404          879          5.29
                                                  --------       ------          ----    --------       ------          ----
         Total interest-bearing liabilities        272,987        3,145          4.61     260,305        2,955          4.54
Other non-interest bearing liabilities              56,907                                 40,305
                                                  --------                               --------
Total liabilities                                  329,894                                300,610
Stockholders' Equity                                19,761                                 18,051
                                                  --------                               --------
Total liabilities and
     stockholders' equity                         $349,655                               $318,661
                                                  ========                               ========
Net interest income/
     interest rate spread(4)                                     $2,898          2.79%                  $2,479          2.82%
                                                                 ======          ----                   ======          ----
Net interest margin(5)                                                           3.55%                                  3.36%
                                                                                 ====                                   ====
Ratio of interest-earning assets to
     interest-bearing liabilities                                                1.20                                   1.13
                                                                                 ====                                   ====

(1) Securities, net, excludes municipal obligations. Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.

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

Comparison  of  Operating  Results for the Three Months Ended March 31, 2001 and
2000

General

The Company reported net income of $545,000, or basic and diluted earnings per share of $.37 for the quarter ended March 31, 2001, compared to $452,000, or basic and diluted earnings per share of $.27 for the prior year period. The increase in net income was attributable primarily to an increase in net interest income after provision for loan losses of $568,000, or 24.4%, which was offset in part by increases in other operating expenses of $466,000, or 23.0%.

Interest Income

Interest income, on a fully taxable  equivalent basis,  increased  $609,000,  or
11.2 %, from $5.4 million for the three months ended March 31, 2000, to $6.0 million for the three months ended March 31, 2001. The increase was attributable to an increase in the average balance of total interest-earning assets of $30.5 million, or 10.3%, from $296.4 million for the three months ended March 31, 2000, to $326.9 million for the three months ended March 31, 2001. The average balance of federal funds sold and interest earning deposits increased from $946,000 at March 31, 2000, to $18.9 million at March 31, 2001, as a result of a $22.2 million, or 21.5% increase in the average balance of certificates of deposit, combined with a $9.8 million, or 16.0%, increase in NOW and money market deposits. The average balance of securities, net, (exclusive of municipal obligations) decreased $180,000, or 0.11%, but returned a 13 basis point increase in the average yield to 6.44% for the three months ended March 31, 2001, compared to 6.31% for the 2000 period. The average balance of loans, net, increased $13.7 million, or 11.2% from $122.6 million for the three months ended March 31, 2000, to $136.3 million for the 2001 period. The average yield on loans receivable, net, increased 5 basis points from 8.84% for the 2000 period, to 8.89% for the three months ended March 31, 2001.

Interest Expense

Interest expense increased $190,000, or 6.4%, from $3.0 million for the three months ended March 31, 2000, to $3.1 million for the three months ended March 31, 2001, primarily as a result of a $12.7 million or 4.9% increase in the average balance of total interest-bearing liabilities from $260.3 million for the 2000 period to $273.0 million for the three months ended March 31, 2001. The increased interest expense resulted from increases in market interest rates during 2000 resulting primarily in higher certificate of deposit funding costs. The average rate paid on interest bearing deposits increased 25 basis points from 4.28% paid for the 2000 period to 4.53% paid for the three months ended March 31, 2001. The average balance of savings deposits increased by $4.9 million, or 16.7%, and the average balance of NOW and money market deposits increased by $9.8 million, or 16.0% from period to period. The average balance of certificates of deposit increased $22.2 million as the Company utilized over $100,000 time deposits as an alternative funding source. The average cost of borrowed funds decreased 24 basis points from 5.29% for the 2000 period, to 5.05% for the three months ended March 31, 2001, due to the reduced level of borrowings at lower market interest rates.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $419,000, or 16.9%, from $2.5 million for the three months ended March 31, 2000, to $2.9 million for the three months ended March 31, 2001. The average cost of total interest-bearing liabilities for the period increased 7 basis points from 4.54% in the 2000 period to 4.61% in the 2001 period. The average yield on total interest-earning assets for the period increased 4 basis points from 7.36% in the 2000 period to 7.40% in the 2001 period. The net interest rate spread decreased by 3 basis points from 2.82% in the 2000 period, to 2.79% in the 2001 period.

Provision for Loan Losses

The Company made no provision for loan losses for the three months ended March 31, 2001, compared to a $150,000 provision for the three month period ended March 31, 2000. The absence of a provision for loan losses for the three months ended March 31, 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $1.9 million at both March 31, 2001 and December 31, 2000. The allowance for loan losses as a percentage of loans was 1.26% and 1.37% at March 31, 2001 and 2000, respectively.

The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount, which, in management's judgment is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of information available to them at the time of their examination.

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans, which are past due more than 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectable and a consistent record of performance has been demonstrated.

                                               March 31, 2001  December 31, 2000
                                               --------------  -----------------
                                                        (In thousands)
Non-accrual loans:
     Commercial and industrial loans                $349             384
     Automobile loans                                 --              --
     Consumer loans                                   32              32
                                                    ----            ----
         Total non-accrual loans                     381             416

     Loans contractually past due 90 days or
     more, other than non-accruing                     5              --
                                                    ----            ----
         Total non-performing loans                 $386             416
                                                    ====            ====
Allowance for loan losses as a percentage
     of loans(1)                                    1.26%           1.37%
Allowance for loan losses as a percentage
     of total non-performing loans                484.97%          450.0%
Non-performing loans as a percentage of loans(1)     .26%            .30%

(1)   Loans include loans, net, excluding the allowance for loan losses.

Other Operating Income

Other operating income increased $51,000, or 13.5%, to $430,000 for the three months ended March 31, 2001. Service charges on deposit accounts increased $59,000, or 29.5%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Included in other operating income was a $14,000, or 26.9%, increase in net gain on sale of residential loans as a result of an overall increase in residential mortgage loan production. Offsetting these events, the Company engaged in a securities transaction resulting in a loss of $53,000. Contingent upon market conditions, the Company periodically evaluates repositioning the securities portfolio to improve future net interest income and net income.

Other Operating Expense

Other operating expenses increased $466,000, or 23.0%, from $2.0 million for the three months ended March 31, 2000, to $2.5 million for the three months ended March 31, 2001. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended March 31, 2001 are a result of the Bank's branch expansion plan and included $199,000 of expense related to the $7.5 million of Capital securities issued in September of 2000.

Income Taxes

Income taxes increased $60,000, or 26.9%, from $223,000 for the three months ended March 31, 2000, to $283,000 for the three months ended March 31, 2001, as a result of the increase in income before income taxes. The effective tax rate for the three months ended March 31, 2001 was 34.2%, compared to 33.0% for the three months ended March 31, 2000.

Recent Accounting Pronouncements

In June 2000 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement supercedes and amends certain paragraphs of SFAS No.
133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement supercedes and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishments of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 31, 2000. The remaining provision are effective for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. The implementation of SFAS N0. 140 does not have an impact on our financial statements.

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

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the three months ended March 31, 2001, and 2000, the Company's purchases of securities were classified available-for-sale and totaled $540.4 million and $113.1 million, respectively. Loan originations, net of principal repayments on loans, totaled $11.7 million and $5.0 million, for the three months ended March 31, 2001, and 2000, respectively. Those activities were funded primarily by borrowings and principal repayments and maturities on securities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $5.5 million, with unaffiliated financial institutions which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.6% of the Company's assets at March 31, 2001, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At March 31, 2001, the Company's primary borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At March 31, 2001, convertible advances outstanding were as follows:

                          Interest              Call               Contractual
         Amount             Rate                Date                Maturity
         ------             ----                ----                --------
       $14,000,000          5.49%             02/19/2003           02/19/2008
       $15,000,000          4.59%             01/21/2002           01/21/2009
       $14,000,000          4.97%             01/19/2004           01/19/2011

Management of the Company has set a minimum liquidity level of 10% as a target. The average of the Company's liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the three months ended March 31, 2001, was 26.5%.

Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2000, the most recent notification from the federal banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 2001, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 6.66%, 12.58%, and 13.59%, respectively.

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

At March 31, 2001, 79.6% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.2 years. At such date, $9.5 million, or 6.69%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
5.3 years. At March 31, 2001, the Company had $67.4 million of certificates of deposit with maturities of one year or less and $48.6 million of deposits over $100,000, which tend to be less stable sources of funding, when compared to core deposits, and which represented 45.4% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

The Company's interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in the net interest income over the succeeding four quarter periods and (ii) the potential change in the fair market value of equity, of the Company ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change of zero and plus or minus 200 basis points in 100 basis point increments.

At March 31, 2001, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

                       Potential Change in            Potential Change in
  Change in             Net Interest Income       Net Economic Value of Equity
Interest Rates          -------------------       ----------------------------
in Basis Points       $ Change      % Change       $ Change         % Change
---------------       --------      --------       ---------        --------
                                    (Dollars in thousands)

      200           $  (300)          (2.30)%     $  (4,753)        (21.28)%
      100              (281)          (2.15)         (2,191)         (9.81)
   Static                --              --              --             --
     (100)           (1,165)          (8.91)          1,811           8.11
     (200)           (2,803)         (21.45)          3,466          15.52

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

         b. Reports on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                       LONG ISLAND FINANCIAL CORP.
                                       (Registrant)

Date:    May 15, 2001         By:               /s/ Douglas C. Manditch
                                       -----------------------------------------
                                                Douglas C. Manditch
                                                President and Chief Executive
                                                Officer

Date:    May 15, 2001         By:               /s/ Thomas Buonaiuto
                                       -----------------------------------------
                                                Thomas Buonaiuto
                                                Vice President and Treasurer

Exhibit 11.0 Statement Regarding Computation Of Earnings Per Share

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       2001         2000
                                                                       ----         ----
Net income available to common shareholders                        $      545          452

Total weighted average common shares outstanding                    1,478,537    1,646,326

Basic earnings per common share                                    $      .37          .27
                                                                   ==========   ==========

Total weighted average common shares outstanding                    1,478,537    1,646,326

Dilutive effect of stock options using the treasury stock method       13,570           --

Total average common and common equivalent shares                   1,492,107    1,646,326

Diluted earnings per share                                         $      .37          .27
                                                                   ==========   ==========