Form 10-Q
period 2001-06-30
LONG ISLAND FINANCIAL CORP
filed 2001-08-13
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)      Quarterly Report Pursuant to Section 13 or 15(d) of
   |X|                  the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                        OR
   |_|         Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 1,439,426 shares of Common Stock outstanding as of August 10, 2001.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX
                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
                                                                          ------
ITEM 1.  Consolidated Financial Statements - Unaudited
         Consolidated Balance Sheets at June 30, 2001
           and December 31, 2000                                               2
         Consolidated Statements of Earnings for the Three Months
           And Six Months Ended June 30, 2001 and 2000                         3
         Consolidated Statement of Changes in Stockholders' Equity
           for the Six Months Ended June 30, 2001                              4
         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2000                                        5
         Notes to Consolidated Financial Statements                            7

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           20

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    22
ITEM 2.  Changes in Securities and Use of Proceeds                            22
ITEM 3.  Defaults Upon Senior Securities                                      22
ITEM 4.  Submission of Matters to a Vote of Security Holders                  22
ITEM 5.  Other Information                                                    22
ITEM 6.  Exhibits and Reports on Form 8-K                                     22
         Signatures                                                           23

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                         June 30,   December 31,
                                                           2001          2000
                                                         ---------     --------
Assets:
Cash and due from banks .............................    $  12,077       14,652
Interest earning deposits ...........................          242           56
Federal funds sold ..................................       17,000        1,500
                                                         ---------     --------
      Total cash and cash equivalents ...............       29,319       16,208

Securities held-to-maturity (fair value
      of $9,199 and $4,736, respectively) ...........        8,928        4,754
Securities available-for-sale, at fair value ........       91,422      133,562
Securities pledged for repurchase agreements,
      at fair value .................................       43,693       31,106
Loans, net of unearned income and deferred fees .....      156,243      136,725
Less allowance for loan losses ......................        1,869        1,872
                                                         ---------     --------
      Loans, net ....................................      154,374      134,853
Premises and equipment, net .........................        2,209        1,868
Accrued interest receivable .........................        1,888        1,911
Bank owned life insurance ...........................        6,346        6,197
Prepaid expenses and other assets ...................        1,499        2,475
                                                         ---------     --------
      Total assets ..................................    $ 339,678      332,934
                                                         =========     ========

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits .................................    $  51,744       45,592
    Savings deposits ................................       36,265       32,849
    NOW and money market deposits ...................       52,202       82,003
    Time certificates issued in excess
      of $100,000 ...................................       36,802       35,228
    Other time deposits .............................       87,745       77,517
                                                         ---------     --------
      Total deposits ................................      264,758      273,189

Borrowed funds ......................................       43,000       29,000
Accrued expenses and other liabilities ..............        3,699        3,984
                                                         ---------     --------
      Total liabilities .............................      311,457      306,173
                                                         ---------     --------

Guaranteed preferred beneficial interest in
    junior subordinated debentures ..................        7,500        7,500
                                                         ---------     --------

Stockholders' equity:
    Common stock (par value $.01 per share;
        10,000,000 shares, authorized;
        1,776,326 shares issued; 1,439,426
        and 1,479,426 outstanding, respectively) ....           18           18
    Surplus .........................................       20,185       20,185
    Accumulated surplus .............................        4,653        3,839
    Accumulated other comprehensive income (loss) ...           43       (1,167)
    Treasury stock at cost, (336,900 shares
        in 2001; 296,900 shares in 2000) ............       (4,178)      (3,614)
                                                         ---------     --------
      Total stockholders' equity ....................       20,721       19,261
                                                         ---------     --------
    Total liabilities and stockholders' equity ......    $ 339,678      332,934
                                                         =========     ========

See accompanying notes to consolidated financial statements

                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                       For the Three Months      For the Six Months
                                                           Ended June 30,          Ended June 30,
                                                      ----------------------   -----------------------
                                                         2001         2000        2001         2000
                                                      ----------   ---------   ----------    ---------
Interest income:
     Loans ........................................   $    3,193       2,925        6,222        5,633
     Securities ...................................        2,568       2,321        5,323        5,028
     Federal funds sold ...........................          144           4          394           15
     Earning deposits .............................            2           4            6            8
                                                      ----------   ---------   ----------    ---------
            Total interest income .................        5,907       5,254       11,945       10,684
                                                      ----------   ---------   ----------    ---------
Interest expense:
     Savings deposits .............................          280         279          563          545
     NOW and money market deposits ................          325         310          712          650
     Time certificates issued in excess of $100,000          545         314        1,194          557
     Other time deposits ..........................        1,321       1,229        2,614        2,456
     Borrowed funds ...............................          568         604        1,101        1,483
                                                      ----------   ---------   ----------    ---------
         Total interest expense ...................        3,039       2,736        6,184        5,691
                                                      ----------   ---------   ----------    ---------
         Net interest income ......................        2,868       2,518        5,761        4,993
                                                      ----------   ---------   ----------    ---------
Provision for loan losses .........................           --          --           --          150
                                                      ----------   ---------   ----------    ---------
         Net interest income after provision
             for loan losses ......................        2,868       2,518        5,761        4,843
                                                      ----------   ---------   ----------    ---------
Other operating income:
     Service charges on deposit accounts ..........          272         221          531          421
     Net loss on sale of securities ...............           --          --          (53)          --
     Net gain on sale of residential loans ........           89          47          155           99
     Earnings on bank owned life insurance ........           90          81          179          163
     Other ........................................           55          79          124          124
                                                      ----------   ---------   ----------    ---------
         Total other operating income .............          506         428          936          807
                                                      ----------   ---------   ----------    ---------
Other operating expenses:
     Salaries and employee benefits ...............        1,234       1,056        2,398        2,086
     Occupancy expense ............................          197         142          373          276
     Premises and equipment expense ...............          232         200          448          392
     Capital securities ...........................          200          --          399           --
     Other ........................................          745         717        1,485        1,390
                                                      ----------   ---------   ----------    ---------
         Total other operating expenses ...........        2,608       2,115        5,103        4,144
                                                      ----------   ---------   ----------    ---------

         Income before income taxes ...............          766         831        1,594        1,506
                                                      ----------   ---------   ----------    ---------

Income taxes ......................................          264         282          547          505
                                                      ----------   ---------   ----------    ---------

         Net income ...............................   $      502         549        1,047        1,001
                                                      ==========   =========   ==========    =========
Basic Earnings Per Share ..........................   $      .35         .33          .71          .61
                                                      ==========   =========   ==========    =========
Diluted Earnings Per Share ........................   $      .34         .33          .71          .61
                                                      ==========   =========   ==========    =========
Weighted average shares outstanding ...............    1,453,986   1,639,293    1,466,194    1,642,810
                                                      ==========   =========   ==========    =========
Diluted weighted average shares outstanding .......    1,468,786   1,639,293    1,480,610    1,642,810
                                                      ==========   =========   ==========    =========

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)
                        (In thousands, except share data)

                                                                               Accumulated
                                                                                  Other
                                               Common  Accumulated             Comprehensive  Treasury
                                                Stock    Surplus     Surplus   (Loss)/Income    Stock        Total
                                                -------------------------------------------------------------------
Balance at December 31, 2000 .............      $18      20,185       3,839       (1,167)      (3,614)       19,261

Comprehensive income:
   Net income ............................       --          --       1,047           --           --         1,047
     Other comprehensive income,
       net of tax:
     Unrealized appreciation in available-
       for-sale securities, net of
       reclassification adjustment .......       --          --          --        1,210           --         1,210
                                                                                                            -------

Total comprehensive income ...............       --          --          --           --           --         2,257

Dividends declared on common stock
   ($.08 per common share) ...............       --          --        (233)          --           --          (233)

Common stock repurchased (40,000 shares) .       --          --          --           --         (564)         (564)
                                                -------------------------------------------------------------------

Balance at June 30, 2001 .................      $18      20,185       4,653           43       (4,178)       20,721
                                                ===================================================================

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           For the Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           2001          2000
                                                         ---------     --------
Cash flows from operating activities:
  Net income ........................................    $   1,047        1,001
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses .....................           --          150
      Depreciation and amortization .................          334          376
      Amortization of premiums, net of
        discount accretion ..........................         (733)        (851)
      Net loss on sale of securities ................           53           --
      Loans originated for sale, net of
        proceeds from sales .........................         (110)         282
      Net deferred loan origination fees ............            5           47
      Earnings on bank owned life insurance .........         (179)        (163)
      Deferred income taxes .........................          (10)         (56)
      Changes in other assets and liabilities:
        Accrued interest receivable .................           23          198
        Prepaid expenses and other assets ...........         (285)        (631)
        Accrued expenses and other liabilities ......          162           43
                                                         ---------     --------
    Net cash provided by operating activities .......          307          396
                                                         ---------     --------

Cash flows from investing activities:
  Purchases of securities held-to-maturity,
    available-for-sale ..............................     (812,925)    (344,651)
  Proceeds from the sale of securities
    available-for-sale ..............................       25,470           --
  Proceeds from maturities of securities ............      802,496      389,600
  Principal repayments on securities ................       13,082        3,244
  Loan originations net of principal repayments .....      (19,416)     (12,755)
  Purchase of premises and equipment ................         (675)        (181)
                                                         ---------     --------
    Net cash provided by investing activities .......        8,032       35,257
                                                         ---------     --------

Cash flows from financing activities:
  Net decrease in demand deposit, savings, NOW,
    and money market accounts .......................      (20,233)     (61,492)
  Net increase in certificates of deposit ...........       11,802          549
  Net increase in borrowed funds ....................       14,000        5,016
  Payments for cash dividends .......................         (233)        (261)
  Purchase of common stock ..........................         (564)        (220)
                                                         ---------     --------
    Net cash provided (used) in financing
      activities ....................................        4,772      (56,408)
                                                         ---------     --------

    Net increase (decrease) in cash and
      cash equivalents ..............................       13,111      (20,755)

Cash and cash equivalents at beginning
  of period .........................................       16,208       27,805
                                                         ---------     --------
Cash and cash equivalents at end of period ..........    $  29,319        7,050
                                                         =========     ========

                                                                     (Continued)

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           For the Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           2001          2000
                                                         ---------     --------
Supplemental disclosure of cash flow information

Cash paid during the period for:
     Interest .......................................    $   6,118        5,738
                                                         =========     ========

     Income taxes ...................................    $     559        1,080
                                                         =========     ========

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiaries, LIF Statutory Trust I, Long Island Commercial Bank (the "Bank"), and its subsidiary, Long Island Commercial Capital Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

3. SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                            June 30, 2001      December 31, 2000
                                          ------------------   -----------------
                                         Amortized    Fair    Amortized   Fair
                                            Cost      Value     Cost      Value
                                          --------   -------   -------   -------
                                                       (In thousands)
Held-to-maturity:
Mortgage-backed securities:
   CMO ................................   $     47        47       263       254
Corporate debt ........................      8,881     9,152     4,491     4,482
                                          --------   -------   -------   -------
     Total held-to-maturity ...........   $  8,928     9,199     4,754     4,736
                                          ========   =======   =======   =======

Available-for-sale:
U.S. Government and Agency Obligations $ 38,677 38,525 117,364 115,945 Mortgage-backed securities:
   GNMA ...............................     85,009    85,132    36,559    35,963
   FNMA ...............................      4,235     4,311       969       982
   FHLMC ..............................        632       644     5,279     5,303
Municipal obligations .................      1,168     1,177     1,167     1,149
                                          --------   -------   -------   -------
    Total debt securities .............    129,721   129,789   161,338   159,342

Equity securities - FHLB stock ........      5,326     5,326     5,326     5,326
                                          --------   -------   -------   -------
    Total securities available-for-sale   $135,047   135,115   166,664   164,668
                                          ========   =======   =======   =======

4. LOANS, NET

Loans, net, are summarized as follows:

                                         June 30, 2001        December 31, 2000
                                       ------------------     -----------------
                                                (Dollars in thousands)

Commercial and industrial loans ...    $ 41,262      26.1%    $ 39,468     28.7%
Commercial real estate loans ......     103,561      65.4       93,875     68.2
Automobile loans ..................      11,268       7.1        2,693      1.9
Consumer loans ....................       1,455       0.9          985      0.7
Residential real estate loans
  held-for-sale ...................         821       0.5          711      0.5
                                       --------     -----     --------    -----
                                        158,367     100.0      137,732    100.0
Less:
  Unearned income .................       1,507                    395
  Deferred fees, net ..............         617                    612
  Allowance for loan losses .......       1,869                  1,872
                                       --------               --------
                                       $154,374               $134,853
                                       ========               ========

5. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On September 7, 2000, LIF Statutory Trust I, a wholly-owned finance subsidiary of the Company, issued $7.5 million aggregate liquidation amount of 10.60% Capital Securities due September 7, 2030, referred to as Capital Securities. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of LIF Statutory Trust I under the trust agreement. LIF Statutory Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $7.7 million of the Company's 10.60% Junior Subordinated Debentures due September 7, 2030 referred to as the Company's Junior Subordinated Debentures. The Junior Subordinated Debentures can repay, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes including the repurchase of common stock.

The balance outstanding on the Capital Securities was $7.5 million at June 30, 2001. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the interest method over a period of thirty years. Distributions on the Capital Securities are payable semi-annually beginning March 7, 2001 and are reflected in the Consolidated Statements of Earnings as a component of non-interest expense under the caption "Capital securities."

6. RECENT DEVELOPMENTS

On May 23, 2001 the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on July 2, 2001, to shareholders of record as of June 22, 2001.

On May 24, 2000, the Company announced an extension of the stock repurchase program which enables the Company to repurchase an additional 75,000 shares of it's outstanding common stock. Repurchases will continue to be made in the open market, from time to time, depending on market conditions and subject to compliance with applicable securities laws. As of June 30, 2001, 336,900 shares had been repurchased by the Company at an aggregate cost of $4.2 million.

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

Financial Condition

The Company's total assets were $339.7 million as of June 30, 2001, compared to $332.9 million at December 31, 2000. The increase in cash and cash equivalents of $13.1 million, or 80.9%, was attributable to the increase in federal funds sold of $15.5 million, from a balance of $1.5 million at December 31, 2000 to $17.0 million at June 30, 2001. Loans, net, increased $19.5 million, or 14.5%, from $134.9 million at December 31, 2000, to $154.4 million at June 30, 2001, reflecting increases in the automobile loan and commercial real estate loan portfolio. Securities available-for-sale and securities pledged for repurchase agreements decreased an aggregate of $29.6 million or 17.9% as a portion of the proceeds of the maturing short-term U.S. Government and agency obligations purchased in December 2000 were used to pay maturing seasonal municipal deposits. Prepaid expenses and other assets decreased $1.0 million, or 39.4%, from $2.5 million at December 31, 2000, to $1.5 million at June 30, 2001, primarily due to the decrease in the deferred tax asset directly related to the decrease in the comprehensive loss on securities available-for-sale.

Total deposits decreased $8.4 million, or 3.1%, from $273.2 million at December 31, 2000 to $264.8 million at June 30, 2001, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $29.8 million, or 36.3%, from $82.0 million at December 31, 2000 to $52.2 million at June 30, 2001, is attributable to the timing of seasonal municipal deposits which were not on deposit at June 30, 2001. The effects of those declines were offset in part by a $10.2 million, or 13.2% increase in other time deposits. In addition, savings deposits increased $3.5 million, or 10.4%, from $32.8 million at December 31, 2000 to $36.3 million at June 30, 2001 and demand deposits increased $6.2 million to $51.7 million at June 30, 2001.

Total stockholders' equity increased $1.5 million to $20.7 million at June 30, 2001 primarily due to a $1.2 million decrease in accumulated other comprehensive loss on securities available-for-sale and net income of $1.0 million for the six months ended June 30, 2001. Offsetting these events were dividends declared of $233,000 and $564,000 employed to repurchase 40,000 shares of common stock.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months and six months ended June 30, 2001, and 2000, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Dividing annualized income or expense, by the average balance of interest-earning assets or interest-bearing liabilities, respectively, derives such yields and costs. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans although they are not material.

                                                               Three Months Ended June 30,
                                              -----------------------------------------------------------
                                              ------------2001-----------        ----------2000----------
                                                                   Average                        Average
                                              Average               Yield/       Average            Yield/
                                              Balance     Interest   Cost        Balance   Interest  Cost
                                              -------     --------   ----        -------   --------  ----
Interest earning assets:                                          (Dollars in thousands)
     Federal funds sold and
       interest-earning deposits ..........   $ 12,881    $    146    4.53%     $    512    $    8   6.25%
     Securities net(1) ....................    170,895       2,556    5.98       145,048     2,309   6.37
     Municipal obligations(2) .............      1,168          17    5.82         1,167        17   5.83
     Loans, net(3) ........................    148,979       3,193    8.57       129,630     2,925   9.03
                                              --------    --------    ----      --------    ------   ----
         Total interest-earning assets ....    333,923       5,912    7.08       276,357     5,259   7.61
Non-interest-earning assets ...............     25,162                            18,520
                                              --------                          --------
Total assets ..............................   $359,085                          $294,877
                                              ========                          ========

Interest-bearing liabilities:
     Savings deposits .....................   $ 36,862    $    280    3.04      $ 30,214    $  279   3.69
     NOW and money market deposits ........     66,790         325    1.95        52,767       310   2.35
     Certificates of deposit ..............    131,464       1,866    5.68       103,625     1,543   5.96
                                              --------    --------    ----      --------    ------   ----
         Total interest-bearing deposits ..    235,116       2,471    4.20       186,606     2,132   4.57
     Borrowed funds .......................     45,088         568    5.04        46,610       604   5.18
                                              --------    --------    ----      --------    ------   ----
         Total interest-bearing liabilities    280,204       3,039    4.34       233,216     2,736   4.69
Other non-interest bearing liabilities ....     58,737                            43,554
                                              --------                          --------
Total liabilities .........................    338,941                           276,770
Stockholders' Equity ......................     20,144                            18,107
                                              --------                          --------
Total liabilities and
     stockholders' equity .................   $359,085                          $294,877
                                              ========                          ========
Net interest income/
     interest rate spread(4) ..............               $  2,873    2.74%                 $2,523   2.92%
                                                          ========    ====                  ======   ====
Net interest margin(5) ....................                           3.44%                          3.65%
                                                                      ====                           ====
Ratio of interest-earning assets to
     interest-bearing liabilities .........                           1.19x                          1.18x
                                                                      ====                           ====

----------
(1) Securities, net, excludes municipal obligations. Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.

(2) Interest income and yields are presented on a fully taxable equivalent basis.

(3) Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses but includes non-performing loans.

(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                Six Months Ended June 30,
                                              -----------------------------------------------------------
                                              ------------2001-----------        ----------2000----------
                                                                   Average                        Average
                                              Average               Yield/       Average            Yield/
                                              Balance     Interest   Cost        Balance   Interest  Cost
                                              -------     --------   ----        -------   --------  ----
Interest earning assets: ..................                     (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits ........   $ 15,859    $    400    5.04%     $    729    $    23   6.31%
     Securities net(1) ....................    170,696       5,299    6.21       160,789      5,004   6.22
     Municipal obligations(2) .............      1,168          34    5.82         1,167         34   5.83
     Loans, net(3) ........................    142,685       6,222    8.72       126,100      5,633   8.93
                                              --------    --------    ----      --------    -------   ----
         Total interest-earning assets ....    330,408      11,955    7.24       288,785     10,694   7.41
Non-interest-earning assets ...............     23,988                            17,985
                                              --------                          --------
Total assets ..............................   $354,396                          $306,770
                                              ========                          ========

Interest-bearing liabilities:
     Savings deposits .....................   $ 35,557    $    563    3.17      $ 29,774    $   545   3.66
     NOW and money market deposits ........     68,805         712    2.07        56,924        650   2.28
     Certificates of deposit ..............    128,599       3,808    5.92       103,556      3,013   5.82
                                              --------    --------    ----      --------    -------   ----
         Total interest-bearing deposits ..    232,961       5,083    4.36       190,254      4,208   4.42
     Borrowed funds .......................     43,654       1,101    5.04        56,507      1,483   5.25
                                              --------    --------    ----      --------    -------   ----
         Total interest-bearing liabilities    276,615       6,184    4.47       246,761      5,691   4.61
Other non-interest bearing liabilities ....     57,827                            41,930
                                              --------                          --------
Total liabilities .........................    334,442                           288,691
Stockholders' Equity ......................     19,954                            18,079
                                              --------                          --------
Total liabilities and
     stockholders' equity .................   $354,396                          $306,770
                                              ========                          ========
Net interest income/
     interest rate spread(4) ..............               $  5,771    2.77%                $ 5,003   2.80%
                                                          ========    ====                 =======   ====

Net interest margin(5) ....................                           3.49%                          3.46%
                                                                      ====                           ====
Ratio of interest-earning assets to
     interest-bearing liabilities .........                           1.19x                          1.17x
                                                                      ====                           ====

----------
(1) Securities, net, excludes municipal obligations. Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.

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

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

General

The Company reported net income of $502,000, or diluted earnings per share of $.34 for the quarter ended June 30, 2001, compared to $549,000, or diluted earnings per share of $.33 for the prior year period. The increase in diluted earnings per share was primarily attributable to a 10.4% reduction in the diluted weighted average number of shares outstanding combined with an increase in net interest income after provision for loan losses of $350,000, or 13.9%. Offsetting those positive trends was an increase in other operating expenses of $493,000, or 23.3%.

Interest Income

Interest income, on a fully taxable  equivalent basis,  increased  $653,000,  or
12.4 %, from $5.3 million for the three months ended June 30, 2000, to $5.9 million for the three months ended June 30, 2001. The increase was attributable to an increase in the average balance of total interest-earning assets of $57.5 million, or 20.8%, from $276.4 million for the three months ended June 30, 2000, to $333.9 million for the three months ended June 30, 2001. The average balance of federal funds sold and interest earning deposits increased from $512,000 at June 30, 2000, to $12.9 million at June 30, 2001. The average balance of securities, net, (exclusive of municipal obligations) increased $25.8 million, or 17.8%, but sustained a 39 basis point decrease in the average yield to 5.98% for the three months ended June 30, 2001, compared to 6.37% for the 2000 period as a result of declining market interest rates. The average balance of loans, net, increased $19.4 million, or 14.9% from $129.6 million for the three months ended June 30, 2000, to $149.0 million for the 2001 period. The average yield on loans receivable, net, decreased 46 basis points from 9.03% for the 2000 period, to 8.57% for the three months ended June 30, 2001 as a result of the lower interest rate environment.

Interest Expense

Interest expense increased $303,000, or 11.1%, from $2.7 million for the three months ended June 30, 2000, to $3.0 million for the three months ended June 30, 2001, primarily as a result of a $47.0 million or 20.1% increase in the average balance of total interest-bearing liabilities from $233.2 million for the 2000 period to $280.2 million for the three months ended June 30, 2001. The increased interest expense resulted from an increase of $48.5 million, or 26.0% in the average balance of deposits. The average rate paid on interest bearing deposits decreased 37 basis points from 4.57% paid for the 2000 period to 4.20% paid for the three months ended June 30, 2001. The average balance of savings deposits increased by $6.6 million, or 22.0%, and the average balance of NOW and money market deposits increased by $14.0 million, or 26.6% from period to period. The average balance of certificates of deposit increased $27.9 million from $103.6 million at June 30, 2000 to $131.5 million at June 30, 2001. The average cost of borrowed funds decreased 14 basis points from 5.18% for the 2000 period, to 5.04% for the three months ended June 30, 2001.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $350,000, or 13.9%, from $2.5 million for the three months ended June 30, 2000, to $2.9 million for the three months ended June 30, 2001. The average cost of total interest-bearing liabilities for the period decreased 35 basis points from 4.69% in the 2000 period to 4.34% in the 2001 period. The average yield on total interest-earning assets for the period decreased 53 basis points from 7.61% in the 2000 period to 7.08% in the 2001 period. The net interest rate spread decreased by 18 basis points from 2.92% in the 2000 period, to 2.74% in the 2001 period.

Provision for Loan Losses

The Company made no provision for loan losses for the three months ended June 30, 2001 or 2000. The absence of a provision for loan losses for the three months ended June 30, 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $1.9 million at both June 30, 2001 and December 31, 2000. The allowance for loan losses as a percentage of loans was 1.20% and 1.37% at June 30, 2001 and 2000, respectively.

The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount, which, in management's judgment is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known inherent risks in the portfolio, adverse situations which, may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of information available to them at the time of their examination.

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans, which are past-due more than 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectable and a consistent record of performance has been demonstrated.

                                                         June 30,   December 31,
                                                           2001         2000
                                                         --------   ------------
                                                             (In thousands)
Non-accrual loans:
     Commercial and industrial loans ................    $   328          384
     Consumer loans .................................         31           32
                                                            ----          ---
         Total non-accrual loans ....................        359          416

     Loans contractually past due 90 days or
     more, other than non-accruing ..................         --           --
                                                            ----          ---

         Total non-performing loans .................    $   359          416
                                                            ----          ---

Allowance for loan losses as a percentage
     of loans(1) ....................................       1.20%        1.37%
Allowance for loan losses as a percentage
     of total non-performing loans ..................     520.61%       450.0%
Non-performing loans as a percentage of loans(1) ....        .23%         .30%

----------
(1)   Loans include loans, net, excluding the allowance for loan losses.

Other Operating Income

Other operating income increased $78,000, or 18.2%, to $506,000 for the three months ended June 30, 2001. Service charges on deposit accounts increased $51,000, or 23.1%, reflecting overall growth in the depositor base, and the introduction of new and electronic banking services. Included in other operating income was a $42,000, or 89.4%, increase in net gain on sale of residential loans as a result of an overall increase in residential mortgage loan production.

Other Operating Expense

Other operating expenses increased $493,000, or 23.3%, from $2.1 million for the three months ended June 30, 2000, to $2.6 million for the three months ended June 30, 2001. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended June 30, 2001 are a result of the Bank's planned branch expansion and included $200,000 of expense related to the $7.5 million of Capital securities issued in September of 2000.

Income Taxes

Income taxes decreased $18,000, or 6.4%, from $282,000 for the three months ended June 30, 2000, to $264,000 for the three months ended June 30, 2001, as a result of the decrease in income before income taxes. The effective tax rate for the three months ended June 30, 2001 was 34.5% compared to 33.9% for the three months ended June 30, 2000.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

General

The Company reported net income of $1.05 million, or diluted earnings per share of $.71 for the six months ended June 30, 2001, compared to $1.00 million, or diluted earnings of $.61 per share for the prior year period. The increase in net income was primarily attributable to an increase in net interest income after provision for loan losses of $918,000, or 19.0%, which was offset in part by increases in other operating expenses of $959,000, or 23.1%.

Interest Income

Interest income, on a fully taxable equivalent basis, increased $1.3 million, or
11.8 %, from $10.7 million for the six months ended June 30, 2000, to $12.0 million for the six months ended June 30, 2001. The increase was attributable to an increase in the average balance of total interest-earning assets of $41.6 million, or 14.4%, from $288.8 million for the six months ended June 30, 2000, to $330.4 million for the six months ended June 30, 2001. The average balance of securities, net, (exclusive of municipal obligations) increased $9.9 million, or 6.2%, but sustained a 1 basis point decrease in the average yield to 6.21% for the six months ended June 30, 2001, compared to 6.22% for the 2000 period. The average balance of loans, net, increased $16.6 million, or 13.2% from $126.1 million for the six months ended June 30, 2000, to $142.7 million for the 2001 period. The average yield on loans receivable, net, decreased 21 basis points from 8.93% for the 2000 period, to 8.72% for the six months ended June 30, 2001. The average yield on interest-earning assets decreased from 7.41% for the six months ended June 30, 2000, to 7.24% for the six months ended June 30, 2001 as a result of decreased market interest rates.

Interest Expense

Interest expense increased $493,000, or 8.7%, from $5.7 million for the six months ended June 30, 2000, to $6.2 million for the six months ended June 30, 2000, primarily as a result of a $29.8 million or 12.1% increase in the average balance of total interest-bearing liabilities from $246.8 million for the 2000 period to $276.6 million for the six months ended June 30, 2001. The increased interest expense resulted from an increase of $42.7 million, or 22.4% in the average balance of deposits. The average rate paid on interest-bearing deposits decreased 6 basis points from 4.42% paid for the 2000 period to 4.36% paid for the six month period ended June 30, 2001. The average balance of savings deposits increased by $5.8 million, or 19.4%, and the average balance of NOW and money market deposits increased by $11.9 million, or 20.9% from period to period. The average balance of certificates of deposit increased $25.0 million. The average cost of borrowed funds decreased 21 basis points from 5.25% for the 2000 period, to 5.04% for the six months ended June 30, 2001, due to lower market interest rates.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $768,000, or 15.4%, from $5.0 million for the six months ended June 30, 2000, to $5.8 million for the six months ended June 30, 2001. The average cost of total interest-bearing liabilities for the period decreased 14 basis points from 4.61% in the 2000 period to 4.47% in the 2001 period. The average yield on interest-earning assets for the period decreased 17 basis points from 7.41% in the 2000 period to 7.24% in the 2000 period. The net interest rate spread decreased by 3 basis points from 2.80% in the 2000 period, to 2.77% in the 2001 period.

Provision for Loan Losses

The Company made no provision for loan losses for the six months ended June 30, 2001 as compared to $150,000 for the six months ended June 30, 2000. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount, which in management's judgment is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income increased $129,000, or 16.0%, to $936,000 for the six month period ended June 30, 2001. Service charges on deposit accounts increased $110,000, or 26.1%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Net gain on sale of residential loans increased $56,000 or 56.6% as a result of overall increase in residential mortgage loan production. Slightly lower market interest rates have resulted in steady residential lending volume. Offsetting these events, the Company engaged in a securities transaction resulting in a loss of $53,000. Contingent upon market conditions, the Company periodically evaluates repositioning the securities portfolio to improve future net interest income and net income.

Other Operating Expense

Other operating expenses increased $959,000, or 23.1%, from $4.1 million for the six months ended June 30, 2000, to $5.1 million in the six months ended June 30, 2001. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the six months ended June 30, 2001 are a result of the Bank's branch expansion plan and included $399,000 of expense related to the $7.5 million of Capital securities issued September of 2000.

Income Taxes

Income taxes increased $42,000, or 8.3%, from $505,000 for the six months ended June 30, 2000, to $547,000 for the six months ended June 30, 2001. The increase is attributable to the increase in income before income taxes. The effective tax rate for the six months ended June 30, 2001 was 34.3%, compared to 33.5% for the six months ended June 30, 2000.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement supercedes and amends certain paragraphs of SFAS No.
133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement supercedes and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.". SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishments of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 31, 2000. The remaining provision are effective for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. The implementation of SFAS No. 140 does not have an impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 114 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 will not materially effect the Company's statements of financial condition and results of operations. SFAS Nos. 141 and 142 will become effective on July 1, 2001 and January 1, 2002, respectively, for the Company.

Liquidity

Liquidity management for the Company requires that funds be available to pay all deposit withdrawal and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. For most banks, including the Bank, maturing assets provide only a limited portion of the funds required to pay maturing liabilities over a very short time frame. Liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term, provide the balance of the funds required.

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the six months ended June 30, 2001, and 2000, the Company's purchases of securities classified available-for-sale totaled $808.5 million and $389.6 million, respectively. During the six months ended June 30, 2001, the Company's purchases of securities classified held-to-maturity totaled $4.4 million. Loan originations, net of principal repayments on loans, totaled $19.4 million and $12.8 million, for the six months ended June 30, 2001, and 2000, respectively. Primarily deposits, borrowings and principal repayments and maturities on securities funded those activities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions which, enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.3% of the Company's assets at June 30, 2001, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At June 30, 2001, the Company's primary borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At June 30, 2001, convertible advances outstanding were as follows:

                         Interest                Call                Contractual
  Amount                   Rate                  Date                 Maturity
  ------                   ----                  ----                 --------
$14,000,000               5.49%               02/19/2003             02/19/2008
$15,000,000               4.59%               01/21/2002             01/21/2009
$14,000,000               4.97%               01/19/2004             01/19/2011

Management of the Company has set minimum liquidity level of 10% as a target. The average of the Company's liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the six months ended June 30, 2001, was 25.5%.

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

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 2001, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 6.67%, 12.47%, and 13.44%, respectively.

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

At June 30, 2001, 75.2% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.2 years. At such date, $13.4 million, or 9.33%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
5.0 years. At June 30, 2001, the Company had $68.6 million of certificates of deposit with maturities of one year or less and $36.8 million of deposits over $100,000, which tend to be less stable sources of funding, when compared to core deposits, and which represented 41.1% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At June 30, 2001, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

                      Potential Change in             Potential Change in
   Change in          Net Interest Income        Net Economic Value of Equity
 Interest Rates      ----------------------      ----------------------------
 in Basis Points     $ Change      % Change      $ Change            % Change
 ---------------     --------      --------      ---------           --------
                                  (Dollars in thousands)

      200            $    20         1.35%       $(3,851)            (17.43)%
      100                177          .15         (1,934)             (8.75)
    Static                --           --             --                 --
     (100)            (2,367)      (18.00)         1,220               5.52
     (200)            (2,698)      (20.51)         2,575              11.65

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on April 25, 2001, and the following individuals were elected as Directors for a term of three years each:

                                   Vote        Votes                    Broker
                                    For       Withheld   Abstentions   Non-Votes
                                    ---       --------   -----------   ---------
      Donald Del Duca            1,295,850     4,427          --          --
      Gordon A. Lenz             1,296,050     4,227          --          --
      Thomas F. Roberts, III     1,295,250     5,027          --          --
      Alfred Romito              1,296,050     4,227          --          --

      The term of the following  Directors  continued  after the Annual Meeting:
      Harvey Auerbach, John L. Ciarelli, Esq., Perry B. Duryea, Jr., Frank J. Esposito, Waldemar Fernandez, Roy M. Kern, Sr., Douglas C. Manditch, Werner S. Neuberger, Sally Ann Slacke, John C. Tsunis, Esq.

      The amendment to the Company's 1998 Stock Option Plan was ratified at the Company's Annual Meeting of Stockholders on April 25, 2001 with 1,205,930 votes for the amendment, 3,032 votes withheld and 91,316 votes against.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits

         11.0 Statement Re: Computation of Per Share Earnings

      b. Reports on Form 8K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                       LONG ISLAND FINANCIAL CORP.
                                       (Registrant)

Date: August 13, 2001                  By: /s/ Douglas C. Manditch
                                           -------------------------------------
                                           Douglas C. Manditch
                                           President and Chief Executive Officer

Date: August 13, 2001                  By: /s/ Thomas Buonaiuto
                                           -------------------------------------
                                           Thomas Buonaiuto
                                           Vice President and Treasurer