Form 10-Q
period 2001-09-30
LONG ISLAND FINANCIAL CORP
filed 2001-11-14
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)    Quarterly Report Pursuant to Section 13 or 15(d) of
         _X_               the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2001
                                           OR

        _   _     Transition Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934
                    For the transition period from ______ to _______

                           Commission File No.:0-29826

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

The registrant had 1,439,926 shares of Common Stock outstanding as of November 9, 2001.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

ITEM 1.  Consolidated Financial Statements - Unaudited
         Consolidated Balance Sheets at September 30, 2001
               and December 31, 2000                                         2
         Consolidated Statements of Earnings for the Three Months
               And Nine Months Ended September 30, 2001 and 2000             3
         Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2001                  4
         Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2001 and 2000                             5
         Notes to Consolidated Financial Statements                          7

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk         20

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                  22
ITEM 2.  Changes in Securities and Use of Proceeds                          22
ITEM 3.  Defaults Upon Senior Securities                                    22
ITEM 4.  Submission of Matters to a Vote of Security Holders                22
ITEM 5.  Other Information                                                  22
ITEM 6.  Exhibits and Reports on Form 8-K                                   22
         Signatures                                                         23

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

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements
-------  ---------------------------------
                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                  September 30,    December 31,
                                                                                      2001             2000
                                                                                  ------------     ------------
Assets:
Cash and due from banks ........................................................    $ 12,335         $ 14,652
Interest earning deposits ......................................................         258               56
Federal funds sold .............................................................       7,000            1,500
                                                                                    --------         --------
            Total cash and cash equivalents ....................................      19,593           16,208

Securities held-to-maturity (fair value of $11,026 and $4,736, respectively) ...      10,459            4,754
Securities available-for-sale, at fair value ...................................      65,781          133,562
Securities pledged for repurchase agreements, at fair value ....................      61,140           31,106
Loans, net of unearned income and deferred fees ................................     168,709          136,725
Less allowance for loan losses .................................................       1,939            1,872
                                                                                    --------         --------
            Loans, net .........................................................     166,770          134,853
Premises and equipment, net ....................................................       2,323            1,868
Accrued interest receivable ....................................................       2,108            1,911
Bank owned life insurance ......................................................       6,420            6,197
Prepaid expenses and other assets ..............................................       1,091            2,475
                                                                                    --------         --------
            Total assets ......................................................      335,685          332,934
                                                                                    ========         ========

Liabilities and Stockholders' Equity:
Deposits:
   Demand deposits .............................................................    $ 55,057           45,592
   Savings deposits ............................................................      44,449           32,849
   NOW and money market deposits ...............................................      26,479           82,003
   Time certificates issued in excess of $100,000 ..............................      38,723           35,228
   Other time deposits .........................................................      94,808           77,517
                                                                                    --------         --------
            Total deposits .....................................................     259,516          273,189

Borrowed funds .................................................................      43,000           29,000
Accrued expenses and other liabilities .........................................       3,742            3,984
                                                                                    --------         --------
            Total liabilities ..................................................     306,258          306,173
                                                                                    --------         --------

Guaranteed preferred beneficial interest in junior subordinated
   debentures ..................................................................       7,500            7,500
                                                                                    --------         --------

Stockholders' equity:
   Common stock (par value $.01 per share; 10,000,000 shares, authorized; 1,776,826 shares issued; 1,439,926 and 1,479,426
      outstanding, respectively) ...............................................          18               18
   Surplus .....................................................................      20,191           20,185
   Accumulated surplus .........................................................       4,973            3,839
   Accumulated other comprehensive income (loss) ...............................         923           (1,167)
   Treasury stock at cost, (336,900 shares in 2001; 296,900
      shares in 2000) ..........................................................      (4,178)          (3,614)
                                                                                    --------         --------
            Total stockholders' equity .........................................      21,927           19,261
                                                                                    --------         --------
   Total liabilities and stockholders' equity ..................................    $335,685          332,934
                                                                                    ========          =======

See accompanying notes to consolidated financial statements

                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                       For the Three Months        For the Nine Months
                                                        Ended September 30,        Ended September 30,
                                                        -------------------        -------------------
                                                         2001         2000           2001         2000
                                                         ----         ----           ----         ----
Interest income:
   Loans                                              $   3,343    $   3,047      $   9,565    $   8,680
   Securities                                             2,175        2,054          7,498        7,082
   Federal funds sold                                        42            4            436           19
   Earning deposits                                           5            4             11           12
                                                      ---------    ---------      ---------    ---------
         Total interest income                            5,565        5,109         17,510       15,793
                                                      ---------    ---------      ---------    ---------

Interest expense:
     Savings deposits                                       296          294            859          839
     NOW and money market deposits                          111          174            823          824
     Time certificates issued in excess of $100,000         372          485          1,566        1,042
     Other time deposits                                  1,302        1,214          3,916        3,670
     Borrowed funds                                         557          548          1,658        2,031
                                                      ---------    ---------      ---------    ---------
         Total interest expense                           2,638        2,715          8,822        8,406
                                                      ---------    ---------      ---------    ---------

         Net interest income                              2,927        2,394          8,688        7,387
                                                      ---------    ---------      ---------    ---------

Provision for loan losses                                    75           --             75          150
                                                      ---------    ---------      ---------    ---------

         Net interest income after provision
            for loan losses                               2,852        2,394          8,613        7,237
                                                      ---------    ---------      ---------    ---------

Other operating income:
     Service charges on deposit accounts                    258          218            789          639
     Net (gain)/loss on sale of securities                   15            -           (38)            -
     Net gain on sale of residential loans                  123           84            278          183
     Earnings on bank owned life insurance                   89           81            268          244
     Other                                                   85           60            209          184
                                                      ---------    ---------      ---------    ---------
         Total other operating income                       570          443          1,506        1,250
                                                      ---------    ---------      ---------    ---------

Other operating expenses:
     Salaries and employee benefits                       1,310          998          3,708        3,084
     Occupancy expense                                      192          168            565          444
     Premises and equipment expense                         263          210            711          602
     Capital securities                                     202           54            601           54
     Other                                                  794          695          2,279        2,085
                                                      ---------    ---------      ---------    ---------
         Total other operating expenses                   2,761        2,125          7,864        6,269
                                                      ---------    ---------      ---------    ---------

         Income before income taxes                         661          712          2,255        2,218
                                                      ---------    ---------      ---------    ---------

Income taxes                                                226          237            773          742
                                                      ---------    ---------      ---------    ---------

         Net income                                   $     435    $     475      $   1,482    $   1,476
                                                      =========    =========      =========    =========
Basic Earnings Per Share                              $     .30    $     .30      $    1.02    $     .91
                                                      =========    =========      =========    =========
Diluted Earnings Per Share                            $     .29    $     .30      $    1.00    $     .91
                                                      =========    =========      =========    =========
Weighted average shares outstanding                   1,439,676    1,596,201      1,457,258    1,627,160
                                                      =========    =========      =========    =========
Diluted weighted average shares outstanding           1,474,878    1,596,201      1,480,125    1,627,160
                                                      =========    =========      =========    =========

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                   Accumulated
                                                                                      Other
                                                 Common             Accumulated   Comprehensive   Treasury
                                                  Stock   Surplus     Surplus     (Loss)/Income     Stock    Total
                                                 -----------------------------------------------------------------
Balance at December 31, 2000                       $18     20,185      3,839         (1,167)      (3,614)   19,261

Comprehensive income:
   Net income                                       --         --      1,482             --           --     1,482
      Other comprehensive income,
         net of tax:
      Unrealized appreciation in available-
         for-sale securities, net of
         reclassification adjustment                --         --         --          2,090           --     2,090
                                                                                                             -----

Total comprehensive income                          --         --         --             --           --     3,572

Exercise of stock options (500 shares)              --          6          --            --           --         6

Dividends declared on common stock
   ($.24 per common share)                          --         --       (348)            --           --      (348)

Common stock repurchased (40,000 shares)            --         --         --             --         (564)     (564)
                                                 -----------------------------------------------------------------

Balance at September 30, 2001                      $18     20,191      4,973            923       (4,178)   21,927
                                                 =================================================================

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                    -------------------
                                                                     2001         2000
                                                                     ----         ----
Cash flows from operating activities:
   Net income                                                     $   1,482    $   1,476
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                       75          150
         Depreciation and amortization                                  528          452
         Amortization of premiums, net of discount accretion           (460)        (831)
         Net loss on sale of securities                                  38           --
         Loans originated for sale, net of proceeds
            from sales                                                 (183)         583
         Net deferred loan origination fees                              27           39
         Earnings on bank owned life insurance                         (268)        (244)
         Deferred income taxes                                          (65)         (49)
         Changes in other assets and liabilities:
            Accrued interest receivable                                (197)        (391)
            Prepaid expenses and other assets                           139         (746)
            Accrued expenses and other liabilities                     (242)          35
                                                                  ---------    ---------
      Net cash provided by operating activities                         874          474
                                                                  ---------    ---------

Cash flows from investing activities:
   Purchases of securities held-to-maturity, available-for-sale    (836,369)    (347,070)
   Proceeds from the sale of securities available-for-sale           32,481           --
   Proceeds from maturities of securities                           817,006      389,600
   Principal repayments on securities                                22,791        4,786
   Loan originations net of principal repayments                    (31,836)     (13,894)
   Purchase of premises and equipment                                  (983)        (230)
                                                                  ---------    ---------
      Net cash provided by investing activities                       3,090       33,192
                                                                  ---------    ---------

Cash flows from financing activities:
   Net decrease in demand deposit, savings, NOW,
      and money market accounts                                     (34,459)     (61,657)
   Net increase in certificates of deposit                           20,786        6,630
   Net increase in borrowed funds                                    14,000         (500)
   Payments for cash dividends                                         (348)        (383)
   Purchase of common stock                                            (564)      (1,219)
   Proceeds from exercise of stock options                                6           --
   Capital securities                                                    --        7,500
                                                                  ---------    ---------
      Net cash used in financing activities                            (579)     (49,629)
                                                                  ---------    ---------

      Net increase (decrease) in cash and cash equivalents            3,385      (15,963)
                                                                  ---------    ---------

Cash and cash equivalents at beginning of period                     16,208       27,805
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  19,593    $  11,842
                                                                  =========    =========

                                                                     (Continued)

                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                        For the Nine Months
                                                        Ended September 30,
                                                        -------------------
                                                         2001         2000
                                                         ----         ----
Supplemental disclosure of cash flow information

Cash paid during the period for:

   Interest                                             $8,694       $8,252
                                                        ======       ======

   Income taxes                                         $  814       $1,395
                                                        ======       ======


See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiaries, LIF Statutory Trust I, Long Island Financial Client Services Corp., Long Island Commercial Services Corp., Long Island Commercial Bank (the "Bank"), and its subsidiary, Long Island Commercial Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

3.    SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
                                          Amortized   Fair    Amortized   Fair
                                           Cost       Value     Cost      Value
                                          ---------  -------  ---------  -------
                                                     (In thousands)

Held-to-maturity:
Mortgage-backed securities:
   CMO                                   $       6         6       263       254
Corporate debt                              10,453    11,020     4,491     4,482
                                           -------   -------   -------   -------
   Total held-to-maturity                $  10,459    11,026     4,754     4,736
                                           =======   =======   =======   =======

Available-for-sale:
U.S. Government and Agency Obligations $ 30,475 30,788 117,364 115,945 Mortgage-backed securities:
   GNMA                                     80,797    81,819    36,559    35,963
   FNMA                                      7,793     7,892     5,279     5,303
   FHLMC                                       346       352       969       982
Corporate debt                               2,035     2,014        --        --
Municipal obligations                        1,168     1,198     1,167     1,149
                                           -------   -------   -------   -------
   Total debt securities                   122,614   124,063   161,338   159,342

Equity securities - FHLB stock               2,858     2,858     5,326     5,326
                                           -------   -------   -------   -------
   Total available-for-sale              $ 125,472   126,921   166,664   164,668
                                           =======   =======   =======   =======


4.    LOANS, NET

Loans, net, are summarized as follows:

                                                 September 30, 2001   December 31, 2000
                                                 ------------------   -----------------
                                                          (Dollars in thousands)

   Commercial and industrial loans               $ 42,876    25.0%    $ 39,139    28.4%
   Commercial real estate loans                   110,321    64.4       93,875    68.2
   Automobile loans                                15,777     9.2        2,693     1.9
   Consumer loans                                   1,553     0.9        1,314     1.0
   Residential real estate loans held-for-sale        894     0.5          711     0.5
                                                 --------   -----     --------   -----
                                                  171,421   100.0      137,732   100.0
                                                 --------   -----     --------   -----
   Less:
      Unearned income                               2,073                  395
      Deferred fees, net                              639                  612
      Allowance for loan losses                     1,939                1,872
                                                 --------             --------
                                                 $166,770             $134,853
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

The balance outstanding on the Capital Securities was $7.5 million at September 30, 2001. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the interest method over a period of thirty years. Distributions on the Capital Securities are payable semi-annually beginning March 7, 2001 and are reflected in the Consolidated Statements of Earnings as a component of non-interest expense under the caption "Capital securities."

6.    RECENT DEVELOPMENTS

On August 28, 2001 the Board of Directors of the Company declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on October 1, 2001, to shareholders of record as of September 21, 2001.

On May 24, 2001, the Company announced an extension of the stock repurchase program which enables the Company to repurchase an additional 75,000 shares of it's outstanding common stock. Repurchases will continue to be made in the open market, from time to time, depending on market conditions and subject to compliance with applicable securities laws. As of September 30, 2001, 336,900 shares had been repurchased by the Company at an aggregate cost of $4.2 million.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

General

The principal business of Long Island Financial Corp. currently consists of the operation of a wholly- owned subsidiary, Long Island Commercial Bank. Long Island Commercial Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities of Suffolk and Nassau counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers.

Financial Condition

The Company's total assets were $335.7 million as of September 30, 2001, compared to $332.9 million at December 31, 2000. The increase in cash and cash equivalents of $3.4 million, or 20.9%, was attributable to the increase in federal funds sold of $5.5 million, from a balance of $1.5 million at December 31, 2000 to $7.0 million at September 30, 2001. Loans, net, increased $31.9 million, or 23.7%, from $134.9 million at December 31, 2000, to $166.8 million at September 30, 2001, reflecting increases in the automobile loan and commercial real estate loan portfolios. Securities available-for-sale decreased an aggregate of $37.7 million or 22.9% as a portion of the proceeds of maturing short-term U.S. Government and agency obligations purchased in December 2000 were used to pay maturing seasonal municipal deposits. Prepaid expenses and other assets decreased $1.4 million, or 55.9%, from $2.5 million at December 31, 2000, to $1.1 million at September 30, 2001, primarily due to the decrease in the deferred tax asset directly related to the decrease in the comprehensive loss on securities available-for-sale.

Total deposits decreased $13.7 million, or 5.0%, from $273.2 million at December 31, 2000 to $259.5 million at September 30, 2001, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $55.5 million, or 67.7%, from $82.0 million at December 31, 2000 to $26.5 million at September 30, 2001, is attributable to the timing of seasonal municipal deposits which were not on deposit at September 30, 2001. The effects of those declines were offset in part by a $17.3 million, or 22.3% increase in other time deposits. In addition, savings deposits increased $11.6 million, or 35.3%, from $32.8 million at December 31, 2000 to $44.4 million at September 30, 2001 and demand deposits increased $9.5 million from $45.6 million at December 31, 2000 to $55.1 million at September 30, 2001.

Total stockholders' equity increased $2.7 million from $19.3 million at December 31, 2000, to $21.9 million at September 30, 2001 primarily due to a $2.1 million decrease in accumulated other comprehensive loss on securities available-for-sale and net income of $1.5 million for the nine months ended September 30, 2001. Offsetting these events were dividends declared of $348,000 and $564,000 employed to repurchase 40,000 shares of common stock.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months and nine months ended September 30, 2001, and 2000, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Dividing annualized income or expense, by the average balance of interest-earning assets or interest-bearing liabilities, respectively, derives such yields and costs. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans although they are not material.

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                           ------------2001--------------   ------------2000------------
                                                                  Average                        Average
                                           Average                Yield/    Average               Yield/
                                           Balance    Interest     Cost     Balance   Interest    Cost
                                           -------    --------     ----     -------   --------    ----
Interest earning assets:                                        (Dollars in thousands)
   Federal funds sold and
      interest-earning deposits            $  5,189    $   47      3.62%   $    582    $    8     5.50%
   Securities, net (1)                      136,537     2,163      6.34     127,083     2,042     6.43
   Municipal obligations (2)                  1,168        17      5.82       1,167        17     5.83
   Loans, net (3)                           158,061     3,343      8.46     132,247     3,047     9.22
                                           --------    ------      ----    --------    ------     ----
      Total interest-earning assets         300,955     5,570      7.40     261,079     5,114     7.84
Non-interest-earning assets                  23,924                          16,649
                                           --------                        --------
Total assets                               $324,879                        $277,728
                                           ========                        ========

Interest-bearing liabilities:
   Savings deposits                        $ 41,887    $  296      2.83    $ 31,741    $  294     3.70
   NOW and money market deposits             26,850       111      1.65      29,821       174     2.33
   Certificates of deposit                  127,851     1,674      5.24     107,807     1,699     6.30
                                           --------    ------      ----    --------    ------     ----
      Total interest-bearing deposits       196,588     2,081      4.23     169,369     2,167     5.12
   Borrowed funds                            43,806       557      5.09      42,760       548     5.13
                                           --------    ------      ----    --------    ------     ----
      Total interest-bearing liabilities    240,394     2,638      4.39     212,129     2,715     5.12
Other non-interest bearing liabilities       63,609                          47,209
                                           --------                        --------
Total liabilities                           304,003                         259,338
Stockholders' Equity                         20,876                          18,390
                                           --------                        --------
Total liabilities and
   stockholders' equity                    $324,879                        $277,728
                                           ========                        ========

Net interest income/
   interest rate spread (4)                            $2,932      3.01%               $2,399     2.72%
                                                       ======     =====                ======    =====

Net interest margin (5)                                            3.90%                          3.68%
                                                                  =====                          =====

Ratio of interest-earning assets to
   interest-bearing liabilities                                   1.25x                          1.23x
                                                                  =====                          =====

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

   (5) Net interest margin represents net interest income divided by average interest-earning assets.

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                           ------------2001--------------   ------------2000------------
                                                                  Average                        Average
                                           Average                Yield/    Average               Yield/
                                           Balance    Interest     Cost     Balance   Interest    Cost
                                           -------    --------     ----     -------   --------    ----
Interest earning assets:                                        (Dollars in thousands)
   Federal funds sold and
      interest-earning deposits            $ 12,263   $   447      4.86%   $    679   $    31     6.09%
   Securities, net (1)                      159,185     7,462      6.25     149,471     7,046     6.29
   Municipal obligations (2)                  1,168        51      5.82       1,167        51     5.83
   Loans, net (3)                           147,867     9,565      8.62     128,165     8,680     9.03
                                           --------   -------      ----    --------   -------     ----
         Total interest-earning assets      320,483    17,525      7.29     279,482    15,808     7.54
Non-interest-earning assets                  23,966                          17,438
                                           --------                        --------
Total assets                               $344,449                        $296,920
                                           ========                        ========

Interest-bearing liabilities:
   Savings deposits                        $ 37,690   $   859      3.04    $ 30,434   $   839     3.68
   NOW and money market deposits             54,667       823      2.01      47,824       824     2.30
   Certificates of deposit                  128,347     5,482      5.69     104,983     4,712     5.98
                                           --------   -------      ----    --------   -------     ----
      Total interest-bearing deposits       220,704     7,164      4.33     183,241     6,375     4.64
   Borrowed funds                            43,705     1,658      5.06      51,891     2,031     5.22
                                           --------    ------      ----    --------    ------     ----
      Total interest-bearing liabilities    264,409     8,822      4.45     235,132     8,406     4.77
Other non-interest bearing liabilities       59,776                          43,704
                                           --------                        --------
Total liabilities                           324,185                         278,836
Stockholders' Equity                         20,264                          18,084
                                           --------                        --------
Total liabilities and
   stockholders' equity                    $344,449                        $296,920
                                           ========                        ========

Net interest income/
   interest rate spread (4)                           $ 8,703      2.84%              $ 7,402     2.77%
                                                      =======     =====               =======    =====

Net interest margin (5)                                            3.62%                          3.53%
                                                                  =====                          =====

Ratio of interest-earning assets to
   interest-bearing liabilities                                   1.21x                          1.19x
                                                                  =====                          =====

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

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

General

The Company reported net income of $435,000, or diluted earnings per share of $.29 for the quarter ended September 30, 2001, compared to $475,000, or diluted earnings per share of $.30 for the prior year period. The decrease in diluted earnings per share was primarily attributable to increases in other operating expenses of $636,000, or 29.9% for the quarter ended September 30, 2001. Offsetting these increases in expenses was an increase in net interest income after provision for loan losses of $458,000, or 19.1%, and an increase in other operating income of $127,000, or 28.7%.

Interest Income

Interest income, on a fully taxable equivalent basis, increased $456,000, or 8.9 %, from $5.1 million for the three months ended September 30, 2000, to $5.6 million for the three months ended September 30, 2001. The increase was attributable to an increase in the average balance of total interest-earning assets of $39.9 million, or 15.3%, from $261.1 million for the three months ended September 30, 2000, to $301.0 million for the three months ended September 30, 2001. The average balance of federal funds sold and interest earning deposits increased from $582,000 at September 30, 2000, to $5.2 million at September 30, 2001. The average balance of securities, net, (exclusive of municipal obligations) increased $9.5 million, or 7.4%, as the average yield decreased 9 basis points to 6.34% for the three months ended September 30, 2001, compared to 6.43% for the 2000 period as a result of declining market interest rates. The average balance of loans, net, increased $25.9 million, or 19.5% from $132.2 million for the three months ended September 30, 2000, to $158.1 million for the 2001 period. The average yield on loans net, decreased 76 basis points from 9.22% for the 2000 period, to 8.46% for the three months ended September 30, 2001 as a result of the lower interest rate environment.

Interest Expense

Interest expense decreased $77,000, or 2.8%, from $2.7 million for the three months ended September 30, 2000, to $2.6 million for the three months ended September 30, 2001, primarily as a result of the reduction of short term interest rates by the Federal Open Market Committee during 2001. Notwithstanding the decline in interest rates paid on deposits, the Bank experienced a $28.3 million or 13.3% increase in the average balance of total interest-bearing liabilities from $212.1 million for the 2000 period to $240.4 million for the three months ended September 30, 2001. The average rate paid on interest bearing deposits decreased 89 basis points from 5.12% paid for the 2000 period to 4.23% paid for the three months ended September 30, 2001. Of the increase in average deposits, the average balance of savings deposits increased by $10.1 million, or 32.0%, and the average balance of NOW and money market deposits decreased by $3.0 million, or 10.0% from period to period. The average balance of certificates of deposit increased $20.1 million from $107.8 million at September 30, 2000 to $127.9 million at September 30, 2001. The average cost of borrowed funds decreased 4 basis points from 5.13% for the 2000 period, to 5.09% for the three months ended September 30, 2001.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $533,000, or 22.2%, from $2.4 million for the three months ended September 30, 2000, to $2.9 million for the three months ended September 30, 2001. The average cost of total interest-bearing liabilities for the period decreased 73 basis points from 5.12% in the 2000 period to 4.39% in the 2001 period. The average yield on total interest-earning assets for the period decreased 44 basis points from 7.84% in the 2000 period to 7.40% in the 2001 period. The net interest rate spread increased by 29 basis points from 2.72% in the 2000 period, to 3.01% in the 2001 period.

Provision for Loan Losses

The Company's provision for loan losses was $75,000 for the three months ended September 30, 2001, compared to no provision made for the three months ended September 30, 2000. The decision to make a provision quarterly and the amount of the provision reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $1.9 million at both September 30, 2001 and December 31, 2000. The allowance for loan losses as a percentage of loans was 1.15% and 1.37% at September 30, 2001 and December 31, 2000, respectively.

The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount, which, in management's judgment, is adequate to provide for loan losses in the existing portfolio. This analysis considers, among other things, present and known inherent risks in the portfolio, adverse situations which, may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of information available to them at the time of their examination.

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans which are past-due more than 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectable and a consistent record of performance has been demonstrated.

                                          September 30, 2001   December 31, 2000
                                          ------------------   -----------------
                                                     (In thousands)

Non-accrual loans:
   Commercial and industrial loans               $153                $384
   Consumer loans                                  25                  32
                                                 ----                ----
      Total non-accrual loans                     178                 416

   Loans contractually past due 90 days
   or more, other than non-accruing                --                  --
                                                 ----                ----

      Total non-performing loans                 $178                 416
                                                 ----                 ---

Allowance for loan losses as a percentage
   of loans (1)                                  1.15%               1.37%
Allowance for loan losses as a percentage
   of total non-performing loans              1089.33%              450.0%
Non-performing loans as a percentage
   of loans (1)                                   .11%                .30%


(1)   Loans include loans, net, excluding the allowance for loan losses.

Other Operating Income

Other operating income increased $127,000, or 28.7%, to $570,000 for the three months ended September 30, 2001. Service charges on deposit accounts increased $40,000, or 18.3%, reflecting overall growth in the depositor base, and the introduction of new and electronic banking services. Included in other operating income was a $39,000, or 46.4%, increase in net gain on sale of residential loans as a result of an overall increase in residential mortgage loan production.

Other Operating Expense

Other operating expense increased $636,000, or 29.9%, from $2.1 million for the three months ended September 30, 2000, to $2.8 million for the three months ended September 30, 2001. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended September 30, 2001 are a result of the Bank's branch expansion plan and included an additional $148,000 of expense related to the $7.5 million of Capital securities issued in September of 2000.

Income Taxes

Income taxes decreased $11,000, or 4.6%, from $237,000 for the three months ended September 30, 2000, to $226,000 for the three months ended September 30, 2001, as a result of the decrease in income before income taxes. The effective tax rate for the three months ended September 30, 2001 was 34.2% compared to 33.3% for the three months ended September 30, 2000.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

General

The Company reported net income of $1.5 million, or diluted earnings per share of $1.00 for the nine months ended September 30, 2001, compared to $1.5 million, or diluted earnings of $.91 per share for the prior year period. The increase in diluted earnings per share was primarily attributable to a 9.0% reduction in the diluted weighted average number of shares outstanding.

Interest Income

Interest income, on a fully taxable equivalent basis, increased $1.7 million, or 10.9%, from $15.8 million for the nine months ended September 30, 2000, to $17.5 million for the nine months ended September 30, 2001. The increase was attributable to an increase in the average balance of total interest-earning assets of $41.0 million, or 14.7%, from $279.5 million for the nine months ended September 30, 2000, to $320.5 million for the nine months ended September 30, 2001. The average balance of securities, net, (exclusive of municipal obligations) increased $9.7 million, or 6.5%, and returned a 4 basis point decrease in the average yield to 6.25% for the nine months ended September 30, 2001, compared from 6.29% for the 2000 period. The average balance of loans, net, increased $19.7 million, or 15.4% from $128.2 million for the nine months ended September 30, 2000, to $147.9 million for the 2001 period. The average yield on loans receivable, net, decreased 41 basis points from 9.03% for the 2000 period, to 8.62% for the nine months ended September 30, 2001. The average yield on interest-earning assets decreased from 7.54% for the nine months ended September 30, 2000, to 7.29% for the nine months ended September 30, 2001 as a result of decreased market interest rates.

Interest Expense

Interest expense increased $416,000, or 4.9%, from $8.4 million for the nine months ended September 30, 2000, to $8.8 million for the nine months ended September 30, 2000, primarily as a result of a $29.3 million or 12.5% increase in the average balance of total interest-bearing liabilities from $235.1 million for the 2000 period to $264.4 million for the nine months ended September 30, 2001. The increased interest expense resulted from an increase of $37.5 million, or 20.4% in the average balance of interest-bearing deposits. The average rate paid on interest-bearing deposits decreased 31 basis points from 4.64% paid for the 2000 period to 4.33% paid for the nine month period ended September 30, 2001. The average balance of savings deposits increased by $7.3 million, or 23.8%, and the average balance of NOW and money market deposits increased by $6.8 million, or 14.3% from period to period. The average balance of certificates of deposit increased $23.4 million. The average cost of borrowed funds decreased 16 basis points from 5.22% for the 2000 period, to 5.06% for the nine months ended September 30, 2001, due to lower market interest rates.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $1.3 million, or 17.6%, from $7.4 million for the nine months ended September 30, 2000, to $8.7 million for the nine months ended September 30, 2001. The average cost of total interest-bearing liabilities for the period decreased 32 basis points from 4.77% in the 2000 period to 4.45% in the 2001 period. The average yield on interest-earning assets for the period decreased 25 basis points from 7.54% in the 2000 period to 7.29% in the 2000 period. The net interest rate spread increased by 7 basis points from 2.77% in the 2000 period, to 2.84% in the 2001 period.

Provision for Loan Losses

The Company's provision for loan losses was $75,000 for the nine months ended September 30, 2001 as compared to $150,000 for the nine months ended September 30, 2000. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount, which in management's judgment is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income increased $256,000, or 20.5%, to $1.5 million for the nine month period ended September 30, 2001. Service charges on deposit accounts increased $150,000, or 23.5%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Net gain on sale of residential loans increased $95,000 or 51.9% as a result of overall increase in residential mortgage loan production. Lower market interest rates have resulted in increased residential lending volume. Offsetting these increases in other operating income in part was a loss of $38,000 sustained in securities transactions. Contingent upon market conditions, the Company periodically evaluates repositioning the securities portfolio to improve future net interest income and net income.

Other Operating Expense

Other operating expenses increased $1.6 million, or 25.4%, from $6.3 million for the nine months ended September 30, 2000, to $7.9 million in the nine months ended September 30, 2001. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the nine months ended September 30, 2001 are a result of the Bank's branch expansion plan and included $601,000 of expense related to the $7.5 million of Capital Securities issued September of 2000.

Income Taxes

Income taxes increased $31,000, or 4.2%, from $742,000 for the nine months ended September 30, 2000, to $773,000 for the nine months ended September 30, 2001. The increase is attributable to the increase in income before income taxes. The effective tax rate for the nine months ended September 30, 2001 was 34.3%, compared to 33.5% for the nine months ended September 30, 2000.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement supersedes and amends certain paragraphs of SFAS No.
133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement supersedes and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.". SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishments of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 31,
2000. The remaining provisions were effective for transfer transactions occurring after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. In July 2001, FASB Technical Bulletin No. 01-1, "Effective Date For Certain Financial Institutions of Certain Provisions of Statement 140 related to the Isolation of Transferred Financial Assets", was issued which delays the effective date for the isolation standards and related guidance under SFAS No. 140 to transfers of financial assets occurring after December 31, 2001, instead of March 31, 2001. The implementation of SFAS No. 140 provisions does not have an impact on our financial statements. The implementation of the remaining provisions, subsequent to December 31, 2001 is not expected to have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in the past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 will not materially effect the Company's statements of financial condition and results of operations. SFAS Nos. 141 and 142 will become effective on July 1, 2001 and January 1, 2002, respectively, for the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No.144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of SFAS No. 144 will materially impact our financial condition or results of operations.

Liquidity

Liquidity management for the Company requires that funds be available to pay all deposit withdrawals and maturing financial obligations and to meet credit funding requirements promptly and fully in accordance with their terms. Over a short time frame, maturing assets provide only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the nine months ended September 30, 2001, and 2000, the Company's purchases of securities classified as available-for-sale totaled $830.4 million and $347.1 million, respectively. During the nine months ended September 30, 2001, the Company's purchases of securities classified as held-to-maturity totaled $6.0 million. Loan originations, net of principal repayments on loans, totaled $31.8 million and $13.9 million, for the nine months ended September 30, 2001, and 2000, respectively. Deposits, borrowings and principal repayments and maturities on securities were primarily used to fund those activities.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and the sale of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions which, enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit equal to 8.4% of the Company's assets at September 30, 2001, with the Federal Home Loan Bank of New York (FHLB), which enable it to borrow funds on a secured basis. The Company can also engage in other forms of borrowing, including reverse repurchase agreements.

At September 30, 2001, the Company's primary borrowings consisted of convertible advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable agency securities. At September 30, 2001, convertible advances outstanding were as follows:

                         Interest        Call         Contractual
        Amount             Rate          Date          Maturity
        ------             ----          ----          --------

      $14,000,000         5.49%       02/19/2003      02/19/2008
      $15,000,000         4.59%       01/21/2002      01/21/2009
      $14,000,000         4.97%       01/19/2004      01/19/2011

Management of the Company has set minimum liquidity level of 10% as a target. The average of the Company's liquid assets (cash and due from banks, federal funds sold, interest earning deposits with other financial institutions and investment securities available-for-sale, less securities pledged as collateral) as a percentage of average assets of the Company during the nine months ended September 30, 2001, was 24.3%.

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

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 2001, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 7.57%, 12.07%, and 13.02%, respectively.

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

At September 30, 2001, 70.1% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.4 years. At such date, $27.0 million, or 19.7%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 5.0 years. At September 30, 2001, the Company had $66.7 million of certificates of deposit with maturities of one year or less and $38.7 million of deposits over $100,000, which tend to be less stable sources of funding, when compared to core deposits, and which represented 42.6% of the Company's
interest-bearing   liabilities.  In  a  rising  interest  rate
environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At September 30, 2001, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

     Change in           Potential Change in         Potential Change in
   Interest Rates        Net Interest Income     Net Economic Value of Equity
   in Basis Points     $ Change      % Change     $ Change          % Change
   ---------------     --------      --------     --------          --------
                     (Dollars in thousands)

         200          $   (64)         (.49)%     $(5,941)           (26.14)%
         100              (46)         (.35)       (3,483)           (15.33)
      Static               --            --            --                --
       (100)           (1,302)        (9.94)          767              3.38
       (200)           (2,363)       (18.04)        2,666             11.73

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
-------  -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         a. Exhibits
         -----------

            11.0 Statement Re: Computation of Per Share Earnings

         b. Reports on Form 8K
         ---------------------

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                       LONG ISLAND FINANCIAL CORP.
                                       (Registrant)

Date: November 13, 2001                By: /s/ Douglas C. Manditch
                                           -------------------------------------
                                           Douglas C. Manditch
                                           President and Chief Executive Officer


Date: November 13, 2001                By: /s/ Thomas Buonaiuto
                                           -------------------------------------
                                           Thomas Buonaiuto
                                           Vice President and Treasurer