Form 10-K
period 2001-12-31
LONG ISLAND FINANCIAL CORP
filed 2002-03-29
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)   Annual Report Pursuant to Section 13 or 15(d) of
         [X]             the Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 2001
                                       OR
        [   ]    Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the transition period from ______ to _______

                         Commission file Number 0-29826

                           LONG ISLAND FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                 Delaware                                11-3453684
                 --------                                ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

 One Suffolk Square, Islandia, New York                   11749
 --------------------------------------                   -------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ Stock Market was $24,190,757 on March 15, 2002.

The number of shares outstanding of the registrant's common stock was 1,439,926 as of March 15, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2001 Annual Report to Stockholders for fiscal year 2001 are incorporated herein by reference - Parts II and IV.
2. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002 are incorporated herein by reference -
Part III.

                           LONG ISLAND FINANCIAL CORP.
                                 2001 FORM 10-K
                                TABLE OF CONTENTS


                                                                        Page
                         PART I                                        Number

Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15
Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . 15



           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . .15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . . 15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk. . .16
Item 8.    Financial Statements and Supplementary Data    . . . . . . . . 16
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . . . . 16



           PART III

Item 10.   Directors and Executive Officers of the Registrant.... . . . . 17
Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . .17
Item 12.   Security Ownership of Certain Beneficial Owners and Management.17
Item 13.   Certain Relationships and Related Transactions . . . . . . . . 17


           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K. . . . . . . . . . . . . . . . . . . .. . . . . . . . 18


           Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .19

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Statements contained in this Form 10-K, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Long Island Financial Corp. (the "Company") with the Securities Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; real estate values; the level of defaults; losses and prepayments on loans held by the Company in portfolio or sold in the secondary markets; demand for financial services in the Company's market area; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-K, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K


                                     PART I


ITEM 1.  BUSINESS

Long Island Financial Corp. ("the Company") is a registered bank holding company, incorporated in Delaware in 1998 at the direction of the Directors of Long Island Commercial Bank (the "Bank") for the purpose of becoming a holding company to own all the outstanding common stock of the Bank. Pursuant to a Plan of Acquisition effective January 28, 1999, the Bank became a wholly-owned subsidiary of Long Island Financial Corp., and all of the common stock of the Bank was converted, on a one-for-one basis, into the common stock of Long Island Financial Corp. This transaction is hereinafter referred to as the "Reorganization."

The Reorganization under a bank holding company structure provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at subsidiaries of the Bank or in separate subsidiaries of the Company. The Reorganization also permits expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities.

In November 2000, the Company elected to become a financial holding company as provided for in the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act. That Act repealed provisions of the Glass-Steagall Act and permits a financial holding company to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio activities. The Act also provides for the approval for a financial holding company to conduct other activities determined to be financial in nature or incidental to or complementary to such financial activities.

General

The primary business of the Company is the operation of its wholly owned subsidiary, the Bank. The Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities in Suffolk and Nassau Counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's senior management has substantial banking experience, and senior management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Nassau and Suffolk Counties, New York.

The Bank conducts a full service commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its branch network and using those deposits to originate a variety of commercial, consumer and real estate loans. During periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards is less than the amount of funds available for investment, the Bank invests excess funds in federal funds, mortgage-backed securities, corporate debt, equity securities and securities issued by the U.S. Government and agencies thereof and municipal obligations. The Bank's revenues are derived principally from interest income on its loan and securities portfolios. The Bank's principal expenses are interest paid on deposits, interest paid on borrowed funds and other operating expenses. Funding sources, other than deposits, include: secured and unsecured borrowings, available lines of credit, sales of securities under agreements to repurchase, and cash flows from lending and investing activities.

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and security portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and other operating income. Other operating expense of the Bank principally consists of salaries and the expense of employee benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and action of regulatory authorities.

Market Area and Competition

The Bank's primary customer base is established, small-to medium-sized and expanding businesses, professionals, and high net worth individuals and consumers. The Company believes that emphasizing personal attention and responsiveness to the needs of its customers, including providing state of the art electronic banking services and expanded service hours, contributes to the Company's competitiveness as a financial services provider.

The Bank faces extensive competition in originating loans and in attracting deposits. Competition among financial institutions is generally based upon interest rates offered on deposit accounts, interest rates charged on loans, fees assessed for services performed, the quality and scope of the services rendered, and the convenience of banking facilities.

A significant number of financial service entities operate within the Bank's market area. In one or more aspects of its business, the Bank competes directly with other commercial banks, savings and mortgage banking companies, mortgage brokers, and other providers of financial services. Some of these entities are significantly larger than the Bank and have substantially greater resources and lending limits, and may offer certain services the Bank does not provide. In addition, many non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks.

Lending Activities

The Bank offers a variety of commercial and consumer loan products to serve the needs of its customers. The interest rates charged by the Bank on loans are affected principally by rates offered by its competitors, the supply of money available for lending purposes and demand for such loans. General and economic conditions, monetary policies of the federal government including the Federal Reserve Board, legislative tax policies and governmental budgetary matters also affect interest rates charged by the Bank.
Loan Approval and Underwriting - In general, the Bank utilizes a committee process to approve its loans. The President and Chief Lending Officer are authorized to approve loans up to $250,000. All other loans are brought before the Loan Committee. The Loan Committee which consists of Directors Auerbach, Duryea, Del Duca, Esposito, Kern, Manditch, Neuburger, Roberts, Romito, and Tsunis, meet one day each month; however, additional meetings are held as the need arises. The Board of Directors receives a monthly report summarizing the loan portfolio activity, and actions taken by the Loan Committee.

It is the policy of the Bank that all loans satisfy basic lending criteria with respect to the character of the applicant, including any guarantor, the ability to repay the loan within the contemplated term, the applicant's financial strength, the adequacy of any required security and compliance with the Bank's lending policy.

Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:



                                                                                     At December 31,

                                                                  2001            2000            1999           1998           1997
                                                                                     (In thousands)

Commercial and industrial loans ......................        $ 43,972        $ 39,140        $ 34,057        $30,853        $30,909
Commercial real estate loans .........................         116,646          93,875          84,133         53,990         31,254
Automobile loans .....................................          18,300           2,693           1,463          8,262         17,524
Consumer loans .......................................           1,312           1,313           1,250          1,396          1,726
Residential real estate loans held-for-sale ..........           1,472             711           1,019          1,486           --
                                                              --------        --------        --------        -------        -------
   Gross loans .......................................         181,702         137,732         121,922         95,987         81,413
                                                               -------         -------         -------         ------         ------
Less:
   Unearned income ...................................           2,258             395              42            362          1,322
   Deferred fees, net ................................             647             612             569            410            306
   Allowance for loan losses .........................           2,028           1,872           1,475          1,071          1,026
                                                              --------        --------        --------        -------        -------
Loans, net ...........................................        $176,769        $134,853        $119,836        $94,144        $78,759
                                                              ========        ========        ========        =======        =======




Commercial and Industrial Loans - The Bank offers a variety of commercial loan services including term loans, construction loans, demand loans, revolving credit, and loans guaranteed in part by the Small Businesses Administration. A broad range of commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion, and for the purchase of machinery and equipment. The purpose of a particular loan generally determines its structure.

Commercial loans are typically underwritten on the basis of the borrowers' repayment capacity from cash flow and are generally collateralized by business assets such as, but not limited to, inventory, equipment and accounts receivable. As a result, the availability of funds for the payment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised and may fluctuate in value based upon the success of the business. Revolving credit lines are primarily collateralized by short-term assets, while term loans are primarily collateralized by long-term or fixed assets. Personal guarantees are normally required for commercial loans. At December 31, 2001, commercial and industrial loans represented 24.2% of the loan portfolio.

Commercial Real Estate Loans - The Bank originates commercial real estate loans to businesses to finance the acquisition and holding of commercial real estate. The security for the Bank's commercial real estate loans is generally located in the Bank's primary market area and is underwritten on the basis of the value of the underlying real property. Loans secured by commercial real estate generally involve a greater degree of risk than residential real estate loans. Primary risks associated with commercial real estate lending include the borrower's inability to pay the debt due to unsuccessful operation or management of the property and adverse conditions in the real estate market or economy. At December 31, 2001, commercial real estate loans represented 64.2% of the loan portfolio.

Automobile Loans - The Bank maintains a program of making non-recourse loans to a local automobile leasing company, receiving an assignment of each individual lease and a collateral interest in each automobile. The program, which continues to further diversify the loan portfolio, is expected to continue through 2002. At December 31, 2001 automobile loans represented 10.1% of the loan portfolio.

Consumer Loans - Consumer loans made by the Bank include loans for new and used automobiles, personal secured, personal unsecured, and loans secured by deposit accounts. Consumer loans generally carry higher rates of interest than those charged on other types of loans and pose additional risks of collectibility when compared to other types of loans, such as residential real estate loans. In many instances, the Bank must rely on the borrower's ability to repay, since the collateral normally is of reduced value at the time of any liquidation. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

Residential Real Estate Loans - The Bank originates residential real estate loans primarily in its market area of Nassau and Suffolk counties. Currently, the Bank sells residential real estate loans together with the servicing rights to these loans on a non-recourse basis to institutional investors. The Bank limits its exposure to interest rate fluctuations and credit risk on these loans by obtaining, at the point of origination, a commitment from an institutional investor to purchase that loan from the Bank. By selling the servicing rights to the loans, the Bank avoids the associated risks and expenses of managing and servicing a loan portfolio. Income is generated from the premiums received on the sale of loans and servicing rights, and fees charged and interest earned during the period the Bank holds the loans for sale.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the approximate contractual maturities and sensitivities to changes in interest rates of certain loans, exclusive of non-accrual loans as of December 31, 2001.

                                                         Commercial                                          Residential
                                                            and        Commercial                            Real Estate
                                                         Industrial    Real Estate  Automobile    Consumer   Loans Held-       Total
                                                            Loans         Loans        Loans        Loans     For-Sale         Loans
                                                                           (In thousands)
Maturities:
Due within one year ..................................      $27,676      $    724      $   214      $  143      $1,472      $ 30,229

Due after one but within five years ..................        9,691         1,617       18,086         896        --          30,290
Due after five but within ten years ..................        4,762        19,381         --           227        --          24,370
Due after ten years ..................................        1,690        94,924         --            21        --          96,635
                                                            -------      --------      -------      ------      ------      --------
Total Due after December 31, 2001 ....................       16,143       115,922       18,086       1,144        --         151,295
                                                            -------      --------      -------      ------      ------      --------

Total amount due .....................................      $43,819      $116,646      $18,300      $1,287      $1,472      $181,524
                                                            -------      --------      -------      ------      ------      --------

Rate sensitivity:
Amounts with Fixed Interest Rates ....................      $ 6,461      $ 34,917      $18,086      $  896      $ --        $ 60,360
Amounts with Adjustable Interest Rates ...............        9,682        81,005         --           248        --          90,935
                                                            -------      --------      -------      ------      ------      --------
Total Due after December 31, 2001 ....................      $16,143      $115,922      $18,086      $1,144      $ --        $151,295
                                                            =======      ========      =======      ======      ======      ========

Allowance for Loan Losses

The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While, based on information currently available, management believes that the allowance of the Bank is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that future adjustments to the allowance will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans as deemed necessary. In addition, the Federal Deposit Insurance Corporation (FDIC) and New York State Banking Department (NYSBD) as an integral part of their examination process periodically review the Bank's allowance for loan losses. Either the FDIC or the NYSBD may require the Bank to make additional provisions for loan losses based upon judgments that may differ from those of management thereby negatively impacting the Bank's financial condition and results of operations.

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:


                                                                     At December 31,

                                          2001             2000            1999             1998           1997

                                                                  (Dollars in thousands)

Balance at beginning of year            $ 1,872         $ 1,475          $ 1,071         $ 1,026          $  780
Provision for loan losses                   150             150              600             420             240
Charge-offs:
 Commercial and industrial loans              -           (187)             (80)           (203)            (23)
 Automobile loans                             -            (54)             (66)            (58)            (75)
 Consumer loans                            (19)            (99)             (81)           (145)            (21)
                                           ----            ----             ----            ---           ------
    Total charge-offs                      (19)           (340)            (227)           (406)           (119)
Recoveries:
 Commercial and industrial loans             13             547               26               1             125
 Automobile loans                             6              13                4              15               -
 Consumer loans                               6              27                1              15               -
                                          -----          ------          -------          ------          ------
       Total recoveries                      25             587               31              31             125
                                            ---           -----           ------          ------            ----
Net recoveries (charge-offs)                  6             247            (196)            (375)              6
                                           ----             ---            -----         --------           ----
Balance at end of year                  $ 2,028         $ 1,872          $ 1,475         $ 1,071        $  1,026
                                        =======         =======          =======         =======        ========
Ratio of net charge-offs/average
    net loans                                 -%              -%             .19%            .43%            -  %
                                      ---------        --------          -------       ---------       ---------


The following table sets forth the allocation of the Bank's allowance for loan losses at the dates indicated:

                                                           At December 31,

                             2001              2000               1999               1998                1997

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

                                                       (Dollars in thousands)

Commercial and
    industrial loans   $  651    24.2%  $   723     28.7%  $  610     27.9%   $   589     32.1%   $   489    38.0%
Commercial real
    estate loans        1,166    64.2       939     68.2      631     69.0        330     56.2        313    38.4
Automobile loans          160    10.1        27      1.9       13      1.2         48      8.6        186    21.5
Consumer loans             18      .7        26       .7       61      1.0        104      1.5         22     2.1
Residential real
   estate loans held-       -      .8         -       .5        -       .9          -      1.6          -       -
   for-sale
Unallocated            $   33      --   $   157       --   $  160       --    $    --       --    $    16      --
                       ------    ----   -------     ----   ------     ----     ------     ----    -------    ----

Total allowance for
    loan losses        $2,028   100.0%  $ 1,872    100.0%  $1,475    100.0%   $ 1,071    100.0%   $ 1,026   100.0%
                       ======   =====   =======    =====   ======    =====    =======    =====    =======   ======




Non-Accrual Loans - The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, it is appropriate to discontinue accruing interest. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.


                                                                                At December 31,

                                                                       2001          2000          1999          1998          1997

                                                       (Dollars in thousands)
Non-accrual loans:
 Commercial and industrial loans .............................         $153          $384          $ 42          $366          $230
 Automobile loans ............................................          --            --             32            37           165
 Consumer loans ..............................................           25            32           105           108           --
                                                                       ----          ----          ----          ----          ----
Total non-accrual loans ......................................          178           416           179           511           395

Loans contractually past due 90 days or
more, other than non-accruing (2) ............................          --            --            --            --              8
                                                                       ----          ----          ----          ----          ----

Total non-performing loans ...................................         $178          $416          $179          $511          $403
                                                                       ====          ====          ====          ====          ====

Allowance for loan losses as a
     percent of total loans (1) ..............................         1.13%         1.37%         1.22%         1.12%         1.29%
Allowance for loan losses as a
     percent of total non-performing loans ...................      1139.33%        450.0%       824.02%       209.59%       254.59%
Non-performing loans as a percent
     of total loans (1) ......................................          .10%          .30%          .15%          .54%          .51%


(1) Loans include loans, net of unearned income and deferred fees.
(2) Excludes $108,000 of loans at December 31, 2001, and $231,000 of loans at December 31, 1999, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The Bank is in the process of renewing these obligations and/or awaiting anticipated repayment.

Investment Activities

General - The Bank maintains a portfolio of securities in such instruments as U.S. government and agency securities, mortgage-backed securities, municipal obligations, corporate debt and equity securities. The investment policy of the Bank, which is approved by the Board of Directors and implemented by the Bank's Investment Committee (the "Committee") as authorized by the Board, is designed primarily to generate acceptable yields for the Bank without compromising the business objectives of the Bank or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Bank. In reviewing and establishing investment strategies the Committee considers the business and growth plans of the Bank, the economic environment, the current interest rate sensitivity position of the Bank, the types of securities held and other factors.

At December 31, 2001, the Company had $217.3 million in investment securities consisting of U.S. Government and Agency obligations, mortgage-backed securities, municipal obligations, corporate debt and equity securities. The accounting treatment of the securities of the Bank is addressed in Note 1 of the Notes to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders.

U.S. Government and Agency Obligations - At December 31, 2001, the Bank's U.S. Government and Agency obligations portfolio of the Bank totaled $89.7 million, all of which was classified as available-for-sale. Included in this total are $35.6 million of callable securities, which generally possess higher yields than those securities of similar contractual terms to maturity without callable features. The remaining balance of $54.1 million represents U.S. Treasury and government sponsored agency discount notes, which are primarily used as collateral for seasonal municipal deposits and other short-term borrowings.

Mortaged-Backed Securities - The Bank purchases mortgage-backed securities in order to: (a) generate positive interest spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of the Bank. At December 31, 2001, mortgaged-backed securities totaled $110.2 million, or 25.1% of total assets, all of which were classified as available-for-sale. At December 31, 2001, 34.2% of the mortgage-backed securities carried adjustable rates and 65.8% were fixed rate. The mortgage-backed securities had coupon rates ranging from 4.50% to 8.39% and had a weighted average yield of 5.40%.

Municipal Obligations - At December 31, 2001, the Banks had no municipal obligations in its investment portfolio. The Bank generally considers investment in municipal obligations when the taxable equivalent yields are greater than that of other such securities with comparable maturities. All of the municipal bonds purchased by the Bank are required to be rated "A" or better by at least one national rating agency.

Corporate Debt - The Bank's investment policy was amended in 2000 to include the purchase of capital notes/trust preferreds issued primarily by financial institutions up to a limit of $15 million dollars. These securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. To be purchased by the Bank, these higher yielding securities must be rated investment grade by at least two of the national rating agencies. At December 31, 2001, the Company had $14.5 million of corporate debt at an average yield of 8.89%

Equity Securities - At December 31, 2001, the Bank held equity securities valued at $2.9 million. Those equity securities represented the Bank's investment in Federal Home Loan Bank of New York (FHLB) stock. In order to borrow from the FHLB, the Bank is required to purchase shares of FHLB non-marketable equity securities at par. For the year ended December 31, 2001, the dividend yield on the FHLB stock was 5.71%.

The following table sets forth information regarding the amortized cost (book value) and fair value of the Bank's securities portfolio at the dates indicated:

                                                                           At December 31,


                                                                   2001                      2000                       1999


                                                          Amortized       Fair      Amortized      Fair       Amortized       Fair
(In thousands)                                              Cost         Value        Cost        Value         Cost         Value

Held-to-maturity:
Mortgage-backed securities:
     CMO .............................................     $     --     $     --     $    263     $    254     $    341     $    338
Corporate debt .......................................       12,457       12,937        4,491        4,482           --           --
                                                           --------     --------     --------     --------     --------     --------
Total securities
     held-to-maturity ................................     $ 12,457     $ 12,937     $  4,754     $  4,736     $    341     $    338
                                                           ========     ========     ========     ========     ========     ========
Available-for-sale:
U.S. Government and
     Agency obligations ..............................     $ 89,930     $ 89,732     $117,364     $115,945     $122,423     $118,907
Mortgage-backed securities:
     GNMA ............................................       85,171       85,021       36,559       35,963       41,136       39,580
     FHLMC ...........................................        4,402        4,304          969          982        1,350        1,369
     FNMA ............................................       20,803       20,918        5,279        5,303        3,599        3,571
Corporate debt .......................................        2,017        1,992        1,167        1,149        1,166        1,143
Other debt securities ................................         --           --           --           --             92           91
                                                           --------     --------     --------     --------     --------     --------
Total debt securities available-for-sale .............      202,323      201,967      161,338      159,342      169,766      164,661
                                                            -------      -------      -------      -------      -------      -------

Equity securities - FHLB stock .......................        2,858        2,858        5,326        5,326        5,147        5,147
                                                           --------     --------     --------     --------     --------     --------
Total securities
      available-for-sale .............................     $205,181     $204,825     $166,664     $164,668     $174,913     $169,808
                                                           ========     ========     ========     ========     ========     ========




 The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 2001.



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

                                                                         (Dollars in thousands)
 Available-for-sale:
 Debt securities:
US Government and
  Agency obligations ......... $ 54,084     1.66%   $   --       --%   $ 35,846    4.35%     $     --      -%   $  89,930      2.73%
Mortgage-backed securities:
  GNMA .......................       --       --        --       --          --      --        85,171   5.44       85,171      5.44
  FHLMC ......................       --       --        --       --          --      --         4,402   6.66        4,402      6.66
  FNMA .......................      274     5.72       529     6.63          --      --        20,000   4.92       20,803      4.97
Corporate debt ...............       --       --        --       --       1,000    7.50         1,017   6.78        2,017      7.14
                                   -----    ----     -----     ----       -----    ----         -----   ----        -----      ----
Total debt securities ........    54,358    1.68       529     6.63      36,846    4.43       110,590   5.40      202,323      4.23
                                 -------    ----    ------     ----     -------    ----      --------   ----     --------      ----
Equity securities:
FHLB stock ...................     2,858    5.04        --       --          --      --            --     --        2,858      5.04
                                 -------    ----    ------     ----     -------    ----      --------   ----     --------      ----
Total equity securities ......     2,858    5.04        --       --          --      --            --     --        2,858      5.04%
                                 -------    ----    ------     ----     -------    ----      --------   ----     --------      ----
Total debt and equity
securities, available-for-sale $  57,216    1.84%  $  529      6.63%   $ 36,846     4.43%     $110,590   5.40%   $ 205,181     4.24%
                                 -------    ----    ------     ----     -------     ----      --------   ----     --------      ----

Held-to-maturity:
Mortgage-backed securities:
  CMO ........................ $      --       -%  $    --       --%   $     --       --%     $     --     --%   $      --        -%
                                 -------    ----    ------     ----     -------     ----      --------   ----     --------     ----
Corporate debt ............... $      --       -%  $    --       --%   $  4,514     8.82%     $  7,943   9.37%   $  12,457     9.17%
                                 -------    ----    ------     ----     -------     ----      --------   ----     --------     ----
Total securities, held-to-
maturity ..................... $     --        -%  $    --       --%   $  4,514     8.82%     $  7,943   9.37%   $  12,457     9.17%
                                 =======    ====    ======     ====     =======     ====      ========   ====     ========     ====

   Deposits

   The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts of the Bank consist of checking, savings, NOW accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at premium rates and also offers Individual Retirement Accounts and other qualified plan accounts. The Bank solicits deposit accounts from small businesses, professional firms, households, and governmental institutions located throughout its market area. The Bank does not use brokers to obtain deposits. All deposit accounts are insured under the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum limits permitted by law.

   The following table shows the distribution of the Bank's average deposit accounts in each category of deposits presented for the periods indicated:

                                                                              For the years ended December 31,

                                                                   2001                   2000                   1999


                                                           Average     Average     Average    Average     Average    Average
                                                           Balance    Rate Paid    Balance   Rate Paid    Balance   Rate Paid

                                                                                (dollars in thousands)

Non-interest bearing accounts .......................      $ 51,487           -%  $ 40,842          -%   $ 33,791          -%
Savings accounts ....................................        39,221        2.67     31,507        3.71     22,747       3.42
NOW and money market deposits .......................        49,431        1.88     43,865        2.31     49,413       1.99
Certificates issued in excess of $100,000 ...........        40,442        4.58     25,576        5.97     24,470       5.06
Other time deposits .................................        88,804        5.82     80,503        6.15     79,126       5.66
                                                             ------        ----     ------        ----     ------       ----

Total average deposits ..............................      $269,385               $222.293               $209,547
                                                           ========               ========               ========





   At December 31, 2001, the Bank had outstanding approximately $35.9 million in certificates of deposit accounts in excess of $100,000, maturing as follows:

                                 (In thousands)

                   3 months or less                  $  25,205
                   Over three through six months         3,855
                   Over six through 12 months            5,764
                   Over 12 months                        1,037
                                                       -------
                   Total                             $  35,861
                                                        ======


   Borrowings

   The Bank utilizes borrowings to leverage the capital of the Bank and provide liquidity when necessary. At December 31, 2001 borrowed funds primarily consisted of $55 million of advances from the Federal Home Loan Bank of New York (FHLB) secured by various callable U.S. agency securities and mortgage-backed securities. At certain times, the Bank will use sales of securities sold under agreements to repurchase as a lower cost alternative to its FHLB advances and other sources of funds. There were no securities sold under agreements to repurchase at December 31, 2001. At December 31, 2001 the Bank had available a 12-month commitment for overnight and one month lines of credit with the FHLB totaling $28.3 million dollars. Both lines of credit are priced at the federal funds rate plus 10 basis points and reprice daily. Outstanding at December 31, 2001, was a $4.5 million overnight line of credit balance at a rate of 1.75%. The Company has a $500,000 secured line of credit with another financial institution permitting the Company to borrow at that institution's prime rate. At December 31, 2001, there was no balance outstanding under this line of credit agreement. In addition, the Bank has available $6.5 million in lines of credit with unaffiliated institutions, which enable it to borrow funds on an unsecured basis, on which no balance was outstanding at December 31, 2001. The following table sets forth certain information regarding the Bank's borrowed funds for the years indicated:



                                                                      For the years ended December 31,

                                                                    2001           2000              1999

                                                                          (Dollars in thousands)

FHLB Advances:
Maximum amount outstanding at any month-end
  during the year                                                $ 55,000        $ 39,000         $  39,000
Average balance outstanding                                        43,000          36,760            38,178
Balance outstanding at end of year                                 55,000          29,000            39,000
Weighted average interest rate during the year                       5.06%           4.94  %           4.90%
Weighted average interest rate at the end of the year                4.80%           5.02  %           4.90%

Repurchase Agreements:
Maximum amount outstanding at any month-end
  during the year                                                $      -        $ 29,850         $       -
Average balance outstanding                                           555           4,719               530
Balance outstanding at end of year                                      -               -                 -
Weighted average interest rate during the year                       4.93%           5.94  %           5.09%
Weighted average interest rate at the end of the year                   -              -                  -

Federal Funds Purchased:
Maximum amount outstanding at any month-end
  during the year                                                $  4,500        $ 16,650          $  6,500
Average balance outstanding                                           695           5,729             1,810
Balance outstanding at end of year                                  4,500               -                 -
Weighted average interest rate during the year                       4.88%           6.40  %           5.41%
Weighted average interest rate at the end of the year                1.75%              -                 -

Line of Credit:
Maximum amount outstanding at any month-end
  during the year                                                $      -        $    500         $     500
Average balance outstanding                                             -             244               139
Balance outstanding at end of year                                      -               -               500
Weighted average interest rate during the year                          -%           9.14  %           7.91%
Weighted average interest rate at the end of the year                   -%              -  %           8.50%


Subsidiary Activities

The Company has four wholly-owned subsidiaries as follows:

LIF Statutory Trust I. On September 7, 2000, LIF Statutory Trust issued $7.5 million aggregate liquidation amount of 10.60% Capital Securities due September 7, 2030, referred to as Capital Securities. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of LIF Statutory Trust I under the trust agreement. LIF Statutory Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $7.7 million of the Company's 10.60% Junior Subordinated Debentures due September 7, 2030, referred to as the Company's Junior Subordinated Debentures. The Junior Subordinated Debentures are pre-payable, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes, including the repurchase of common stock.

Long Island Financial Client Services Corp. Long Island Financial Client Services Corp. was formed for the purpose of providing Private Banking Services to clients of the Company. Private Banking Services provided include, but are not limited to, professional money management, investment planning, life insurance, business insurance, charitable planning, estate planning, business valuation services, business succession planning, and pension design and administration. The operations of Long Island Financial Client Services Corp. were not material to the Company's operating results for the year ended December 31, 2001.

Long Island Commercial Services Corp. Long Island Commercial Services Corp. was formed for the purpose of providing insurance services to clients of the Company. Insurance services provided include, but are not limited to, group health insurance, group dental plans, business insurance, life insurance, home, auto, boat insurance, and long term care planning. The operations of Long Island Commercial Services Corp. were not material to the Company's operating results for the year ended December 31, 2001.

Long Island Commercial Bank. The Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities in Suffolk and Nassau Counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers.

Long Island Commercial Bank currently has one subsidiary, Long Island Commercial Capital Corporation. Long Island Commercial Capital Corporation was organized for the purpose of investing in mortgage related assets as a real estate investment trust. The Bank transferred $48.3 million in commercial real estate loans to Long Island Commercial Capital Corporation, which included certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of Long Island Commercial Capital Corporation. This subsidiary promotes greater retained earnings for the Bank through reduced taxes and thereby serves to strengthen the Bank's capital position from an operational standpoint.

In 1999, the Company established the Long Island Commercial Bank Foundation (the "Foundation"). The purpose of the Foundation is to contribute funds to local entities that are organized and operated exclusively for charitable, educational, religious, scientific, and other specified purposes. The foundation is primarily funded by annual contributions from Long Island Commercial Bank, which equal 1% of the Company's prior year pretax income. The officers and trustees of the foundation are comprised of certain officers and Board members of the Board of the Company.


Personnel

At December 31, 2001, the Bank employed 88 employees, 4 of which are part-time. No employees are covered by a collective bargaining agreement and the Bank believes its relations with its employees are good.


Federal and State Taxation

General - The Company, the Bank and its subsidiary report their income using the accrual method of accounting and are subject to federal and state income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or its subsidiaries. The Internal Revenue Service has not audited the Company or its subsidiaries during the last five years.

Federal Income Taxation - In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale or exchange of portfolio debt instruments are generally treated as ordinary, rather than capital, gains and losses, and a "small bank" (i.e. one with assets having a tax basis of no more than $500 million), such as the Bank, is permitted to calculate its deductions for bad debts under a reserve method that is based upon actual charge-offs for the current and preceding five years or a "grand-fathered" base year reserve, if larger. A bank maintaining a bad debt reserve may be subject to additional tax if it makes distributions to shareholders in excess of its current and accumulated earnings and profits, as calculated for federal income tax purposes, or in redemption of its stock or in partial or complete liquidation.

Corporate Alternative Minimum Tax - In addition to the regular income tax, the Code imposes an alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent that the AMT exceeds the regular tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Bank does not expect to be subject to the AMT.

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

New York State Taxation - The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of ( i ) 8.5% of the Bank's "entire net income" allocable to New York State during the taxable year, or ( ii ) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State (b) 3% of alternative entire net income allocated to New York or (c) $250. Entire net income is similar to federal taxable income subject to certain modifications. A bank maintaining such a bad debt reserve may be subject to additional New York tax if it makes certain distributions to its shareholders. In addition, net-operating losses cannot be carried back or carried forward and alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to the 17% Metropolitan Commuter Transportation District Surcharge on its New York Sate Franchise Tax. The Company and the Bank file a combined return.

Delaware Taxation - The Company, as a Delaware financial holding company not earning income in Delaware, is exempted from the corporate income tax. However, the Company is required to file an annual report with and pay an annual franchise tax based on issued shares and asset size to the State of Delaware.


Supervision and Regulation

General - References in this section to applicable statutes and regulations are brief summaries only, and do not purport to be complete. The readers should consult such statutes and regulations themselves for a full understanding of the details of their operation.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of Long Island Financial Corp. and its subsidiaries are particularly susceptible to federal and state legislation that may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.

Holding Company Regulation - As a registered financial holding company, the Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act, as administered by the Board of Governors of the Federal Reserve System (the FRB). The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Company's total and Tier 1 capital exceeds the requirements established by the FRB.

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

Restrictions on Transactions with Affiliates - Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, and requires certain levels of collateral for such transactions. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Section 23B requires that certain transactions between a bank and its affiliates be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transactions between a bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

Gramm-Leach-Bliley - On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (also known as the Financial Services Modernization Act). The Financial Services Modernization Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of banks with firms engaged principally in specified securities activities, and provided for regulation of a new form of bank holding company, known as a financial holding company under the Bank Holding Company Act. Financial holding companies, such as the Company, can engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio activities.

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

New York State and FDIC

The Bank is organized under the New York Banking Law ("Banking Law"), and its deposits are insured by the Bank Insurance Fund (the BIF) of the FDIC to the extent permitted by law. As a New York bank, the Bank is subject to regular examination and supervision by the NYSBD. As a depository institution, the deposits of which are insured by the FDIC, the Bank also is subject to regulation and supervision by the FDIC. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations.

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

ITEM 2.     PROPERTIES

The Bank conducts its business from its main branch office and executive offices located at One Suffolk Square, Islandia, New York, and eight branch offices located in Babylon, Smithtown, Westbury, Jericho, Shirley, Ronkonkoma, Melville, and Central Islip, New York. The Central Islip office opened January 14, 2002. The Deer Park property was purchased in November 2001 and a banking facility there is currently under construction. The following table sets forth information relating to each of the offices of the Bank at December 31, 2001.


                                                                                    Lease            Net
                                                                        Date      Expiration      Book Value
                                                                       Leased      Including          at
Location                                                   Leased     Acquired      Options      Dec. 31,2001

                                                                                            (Dollars in thousands)

Main Office:
    One Suffolk Square, Islandia, LI, New York 11749       Leased        1987         2005          $ 110

Branch Offices:
    400 West Main Street, Babylon, LI, NY 11702            Leased        1995         2005             10
    50 Route 111, Smithtown, LI, NY 11787                  Leased        1997         2012              4
    900 Merchants Concourse, Westbury, LI, NY 11590        Leased        1997         2003             17
    390 North Broadway, Jericho, LI, NY 11753              Leased        1997         2008             22
    861 Montauk Highway, Shirley, LI, NY 11967             Leased        1998         2002             20
    3425 Veterans Memorial Hwy, Ronkonkoma, LI, NY 11779   Leased        2001         2011            163
    610 Broadhollow Road, Melville, LI, NY 11747           Leased        2001         2019            140
    320 Carlton Avenue, Central Islip, LI, NY 11722        Leased        2001         2019              -
    720 Grand Boulevard, Deer Park, LI, NY 11729            Owned        2001        ------             -
                                                                                                   ------
                                                                                                   $  486


ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTERS

The above captioned information regarding the market for the Company's common equity and related stockholder matters appears in the 2001 Annual Report to Stockholders under the caption "Capital Stock" and is incorporated herein by this reference.


ITEM 6.     SELECTED FINANCIAL DATA

Information regarding selected financial data appears on pages 6 and 7 of the 2001 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations appears on pages 8 through 16 of the 2001 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the 2001 Annual Report to Stockholders is incorporated herein by this reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Long Island Financial Corp. and the Independent Auditors' Report appear on pages 17 through 30 of the 2001 Annual Report to Stockholders and are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2002 under the caption "Election of Directors" is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of the Company. Officers are re-elected by the Board of Directors annually.

          Name                  Age       Position(s) Held with the Company

  Perry B. Duryea               80        Chairman of the Board
  Roy M. Kern, Sr.              68        Vice Chairman of the Board
  Douglas C. Manditch           54        President and Chief Executive Officer
  Thomas Buonaiuto              36        Vice President and Treasurer
  Carmelo C. Vizzini            56        Vice President and Secretary

Biographical Information

Positions held by a director or officers have been held for at least the past five years unless stated otherwise.

Perry B. Duryea serves as Chairman of the Board of the Company and of the Bank; He is Chairman of Perry B. Duryea & Son, Inc., a seafood business located in Montauk, New York. Mr. Duryea was Speaker of the New York Assembly and also served as its Minority Leader.

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


ITEM 11.    EXECUTIVE COMPENSATION

The information contained on pages 9 through 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002 under the captions "Executive Compensation" and "Directors Compensation" is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2002 under the caption "Information with Respect to the Nominees, Continuing Directors and Executive Officers" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 17 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2002 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. Financial Statements

The following financial statements of the Bank are included in the Company's Annual Report to Stockholders for the year ended December 31, 2001 and are incorporated by this reference:

Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity for the Years
Ended December 31, 2001, 2000 and 1999 Consolidated Statements of Cash
Flows for the Years Ended December 31, 2001, 2000 and 1999 Notes to
Consolidated Financial Statements Independent Auditors' Report

The remaining information appearing in the 2001 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(A)  2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(B)     Reports on Form 8-K Filed During the Last Quarter of 2001.

None

(C)     Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number

2.0 Plan of Acquisition between Long Island Financial Corp. and Long Island Commercial Bank dated as of September 15, 1998.*

3.1 Certificate of Incorporation of Long Island Financial Corp., dated September 10, 1998. *
3.2  By-Laws of Long Island  Financial  Corp.,  effective  as of  September  10,
     1998.*
10.0 Long Island Financial Corp. 1998 Stock Option Plan. *
10.1 Change of Control Agreement between Long Island Financial Corp. and Douglas
     C. Manditch
10.2 Change of Control Agreement between Long Island Financial Corp. and Thomas Buonaiuto
10.3 Change of Control Agreement between Long Island Financial Corp. and Carmelo
     C. Vizzini
11.0 Statement re: Computation of per Share Earnings (incorporated by reference to Note 13 to Notes to Consolidated Financial Statements - Part IV, Item
     14)
13.0 2001 Annual Report to Stockholders
21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"
23.0 Consent of KPMG LLP


* Incorporated herein by reference in this document to the S-4 Registration Statement initially filed on September 22, 1998, Registration No. 333-63971

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONG ISLAND FINANCIAL CORP.


By:        /s/ Douglas C. Manditch                   Date:   March 28, 2002
       -------------------------------
       Douglas C. Manditch
       President and Chief Executive Officer


By:        /s/ Thomas Buonaiuto                      Date:   March 28, 2002
       -----------------------------
       Thomas Buonaiuto
       Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.


      /s/ Perry B. Duryea, Jr.                   /s/ Gordon A. Lenz
 --------------------------------------    ------------------------------------
 Perry B. Duryea, Jr.                      Gordon A. Lenz
 Chairman of the Board                     Director

      /s/ Roy M. Kern, Sr.                       /s/ Douglas C. Manditch
 --------------------------------------    --------------------------------
 Roy M. Kern, Sr.                          Douglas C. Manditch
 Vice Chairman of the Board                Director, President and
                                           Chief Executive Officer


      /s/ Harvey Auerbach                        /s/ Werner S. Neuburger
 -----------------------------------       -----------------------------------
 Harvey Auerbach                           Werner S. Neuburger
 Director                                  Director


      /s/ John L. Ciarelli, Esq.                 /s/ Thomas F. Roberts, III
 ------------------------------------      --------------------------------
 John L. Ciarelli, Esq.                    Thomas F. Roberts, III
 Director                                  Director


      /s/ Donald Del Duca                        /s/ Alfred Romito
 -----------------------------------       ------------------------------------
 Donald Del Duca                           Alfred Romito
 Director                                  Director


      /s/ Frank J. Esposito                      /s/ Sally Ann Slacke
 -------------------------------------     ------------------------------------
 Frank J. Esposito                         Sally Ann Slacke
 Director                                  Director


      /s/ Waldemar Fernandez                     /s/ John C. Tsunis, Esq.
 -------------------------------           -----------------------------------
 Waldemar Fernandez                        John C. Tsunis, Esq.
 Director                                  Director

  EXHIBIT 10.1
                           LONG ISLAND COMMERCIAL BANK
                           CHANGE OF CONTROL AGREEMENT


  THIS AGREEMENT is made this 28 day of February, 2001, by and between LONG ISLAND COMMERCIAL BANK, a New York state-chartered commercial bank located in Islandia, New York (the "Company") and Douglas C. Manditch (the "Executive").

                                  INTRODUCTION

  To encourage the Executive to remain an employee of the Company and to protect the Executive in the event of a Change of Control, the Company is willing to provide a change of control benefit to the Executive. The Company will pay the benefits from its general assets.

                                    AGREEMENT

  The Executive and the Company agree as follows:

                                    Article 1
                                   Definitions

        Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1 "Base Salary" means the total annual base salary payable to the Executive at the rate in effect on the date specified. Base Salary shall not be reduced for any salary reduction contributions: (i) to cash or deferred arrangements under
  Section 401(k) of the Code; (ii) to a cafeteria plan under Section 125 of the Code; or (iii) to a deferred compensation plan that is not qualified under
  Section 401(a) of the Code.

1.2 "Change of Control" means the transfer of shares of the Company's voting common stock such that one entity or one person acquires (or is deemed to acquire when applying Section 318 of the Code) more than 50.0 percent of the Company's outstanding voting common stock followed within twelve (12) months by the Executive's Termination of Employment for reasons other than death, Disability or retirement.

1.3 "Code" means the Internal Revenue Code of 1986, as amended.

1.4 "Termination for Cause" means the termination of the Executive's employment by the Company for any of the following reasons:

     (a)  Gross negligence or gross neglect of duties;

     (b) Commission of a felony or of a gross misdemeanor involving moral turpitude; or

     (c) Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an adverse effect on the Company.

1.6 "Termination of Employment" means that the Executive ceasing to be employed by the Company for any reason whatsoever, voluntary or involuntary, other than by reason of an approved leave of absence.





                                    Article 2
                           Change of Control Benefits

2.1 Change of Control Benefit. If the Executive's employment should voluntarily or involuntarily terminate for any reason, other than a Termination for Cause, the Company shall pay to the Executive a Change of Control benefit as described in this Section 2.1.

     2.1.1Amount of Benefit.  The Change of Control benefit shall be three times
          Base Salary grossed up for excise taxes.

     2.1.2Payment of Benefit. The Company shall pay the Change of Control benefit provided herein in a lump sum to the Executive within 60 days of the Executive's Termination of Employment.

                                    Article 3
                               General Limitations

3.1 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement if the Executive's employment is a Termination for Cause by the Company.

                                    Article 4
                           Amendments and Termination

  This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

                                    Article 5
                                  Miscellaneous

5.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

5.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

5.3  Non-Transferability.   Benefits  under  this  Agreement   cannot  be  sold,
     transferred, assigned, pledged, attached or encumbered in any manner.

5.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

5.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of New York, except to the extent preempted by the laws of the United States of America.

5.6 Unfunded Arrangement. The Executive is a general unsecured creditor of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors.

5.7 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

5.8 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to establishing rules and prescribing any forms necessary or desirable to administer this Agreement.


  IN WITNESS WHEREOF, the Executive and the Company have signed this Agreement.



  EXECUTIVE:                                     LONG ISLAND COMMERCIAL BANK



  /s/ Douglas C. Manditch                    By   /s/ Perry B. Duryea, Jr.
  --------------------------                      ------------------------
      Douglas C. Manditch                             Perry B. Duryea, Jr.
                                                      Chairman of the Board

  EXHIBIT 10.2
                           LONG ISLAND COMMERCIAL BANK
                           CHANGE OF CONTROL AGREEMENT


  THIS AGREEMENT is made this 28 day of February, 2001, by and between LONG ISLAND COMMERCIAL BANK, a New York state-chartered commercial bank located in Islandia, New York (the "Company") and Thomas Buonaiuto (the "Executive").

                                  INTRODUCTION

  To encourage the Executive to remain an employee of the Company and to protect the Executive in the event of a Change of Control, the Company is willing to provide a change of control benefit to the Executive. The Company will pay the benefits from its general assets.

                                    AGREEMENT

  The Executive and the Company agree as follows:

                                    Article 1
                                   Definitions

        Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1 "Base Salary" means the total annual base salary payable to the Executive at the rate in effect on the date specified. Base Salary shall not be reduced for any salary reduction contributions: (i) to cash or deferred arrangements under Section 401(k) of the Code; (ii) to a cafeteria plan under Section 125 of the Code; or (iii) to a deferred compensation plan that is not qualified under Section 401(a) of the Code.

1.2 "Change of Control" means the transfer of shares of the Company's voting common stock such that one entity or one person acquires (or is deemed to acquire when applying Section 318 of the Code) more than 50.0 percent of the Company's outstanding voting common stock followed within twelve (12) months by the Executive's Termination of Employment for reasons other than death, Disability or retirement.

1.3  "Code" means the Internal Revenue Code of 1986, as amended.

1.4 "Termination for Cause" means the termination of the Executive's employment by the Company for any of the following reasons:

     (a)  Gross negligence or gross neglect of duties;

     (b) Commission of a felony or of a gross misdemeanor involving moral turpitude; or

     (c) Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an adverse effect on the Company.

1.6 "Termination of Employment" means that the Executive ceasing to be employed by the Company for any reason whatsoever, voluntary or involuntary, other than by reason of an approved leave of absence.

                                    Article 2
                           Change of Control Benefits

2.1 Change of Control Benefit. If the Executive's employment should voluntarily or involuntarily terminate for any reason, other than a Termination for Cause, the Company shall pay to the Executive a Change of Control benefit as described in this Section 2.1.

     2.1.1Amount of Benefit. The Change of Control benefit shall be two and one half times Base Salary grossed up for excise taxes.

     2.1.2Payment of Benefit. The Company shall pay the Change of Control benefit provided herein in a lump sum to the Executive within 60 days of the Executive's Termination of Employment.

                                    Article 3
                               General Limitations

3.1 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement if the Executive's employment is a Termination for Cause by the Company.

                                    Article 4
                           Amendments and Termination

  This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

                                    Article 5
                                  Miscellaneous

5.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

5.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

5.3  Non-Transferability.   Benefits  under  this  Agreement   cannot  be  sold,
     transferred, assigned, pledged, attached or encumbered in any manner.

5.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

5.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of New York, except to the extent preempted by the laws of the United States of America.

5.6 Unfunded Arrangement. The Executive is a general unsecured creditor of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors.

5.7 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

5.8 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to establishing rules and prescribing any forms necessary or desirable to administer this Agreement.


  IN WITNESS WHEREOF, the Executive and the Company have signed this Agreement.



  EXECUTIVE:                                    LONG ISLAND COMMERCIAL BANK


  /s/ Thomas  Buonaiuto                    By        /s/ Perry B. Duryea, Jr.
  --------------------------                         ------------------------
      Thomas Buonaiuto                                   Perry B. Duryea, Jr.
                                                         Chairman of the Board

  EXHIBIT 10.3
                           LONG ISLAND COMMERCIAL BANK
                           CHANGE OF CONTROL AGREEMENT


  THIS AGREEMENT is made this 28 day of February, 2001, by and between LONG ISLAND COMMERCIAL BANK, a New York state-chartered commercial bank located in Islandia, New York (the "Company") and Carmelo C. Vizzini (the "Executive").

                                  INTRODUCTION

  To encourage the Executive to remain an employee of the Company and to protect the Executive in the event of a Change of Control, the Company is willing to provide a change of control benefit to the Executive. The Company will pay the benefits from its general assets.

                                    AGREEMENT

  The Executive and the Company agree as follows:

                                    Article 1
                                   Definitions

        Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1 "Base Salary" means the total annual base salary payable to the Executive at the rate in effect on the date specified. Base Salary shall not be reduced for any salary reduction contributions: (i) to cash or deferred arrangements under Section 401(k) of the Code; (ii) to a cafeteria plan under Section 125 of the Code; or (iii) to a deferred compensation plan that is not qualified under Section 401(a) of the Code.

1.2 "Change of Control" means the transfer of shares of the Company's voting common stock such that one entity or one person acquires (or is deemed to acquire when applying Section 318 of the Code) more than 50.0 percent of the Company's outstanding voting common stock followed within twelve (12) months by the Executive's Termination of Employment for reasons other than death, Disability or retirement.

1.3  "Code" means the Internal Revenue Code of 1986, as amended.

1.4 "Termination for Cause" means the termination of the Executive's employment by the Company for any of the following reasons:

     (a)  Gross negligence or gross neglect of duties;

     (b) Commission of a felony or of a gross misdemeanor involving moral turpitude; or

     (c) Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an adverse effect on the Company.

1.6 "Termination of Employment" means that the Executive ceasing to be employed by the Company for any reason whatsoever, voluntary or involuntary, other than by reason of an approved leave of absence.

                                    Article 2
                           Change of Control Benefits

2.1 Change of Control Benefit. If the Executive's employment should voluntarily or involuntarily terminate for any reason, other than a Termination for Cause, the Company shall pay to the Executive a Change of Control benefit as described in this Section 2.1.

     2.1.1Amount of Benefit. The Change of Control benefit shall be two and one half times Base Salary grossed up for excise taxes.

     2.1.2Payment of Benefit. The Company shall pay the Change of Control benefit provided herein in a lump sum to the Executive within 60 days of the Executive's Termination of Employment.

                                    Article 3
                               General Limitations

3.1 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement if the Executive's employment is a Termination for Cause by the Company.

                                    Article 4
                           Amendments and Termination

  This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

                                    Article 5
                                  Miscellaneous

5.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

5.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

5.3  Non-Transferability.   Benefits  under  this  Agreement   cannot  be  sold,
     transferred, assigned, pledged, attached or encumbered in any manner.

5.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

5.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of New York, except to the extent preempted by the laws of the United States of America.

5.6 Unfunded Arrangement. The Executive is a general unsecured creditor of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors.

5.7 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

5.8 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to establishing rules and prescribing any forms necessary or desirable to administer this Agreement.


  IN WITNESS WHEREOF, the Executive and the Company have signed this Agreement.



  EXECUTIVE:                                   LONG ISLAND COMMERCIAL BANK


    /s/ Carmelo C. Vizzini            By         /s/ Perry B. Duryea, Jr.
  ------------------------                      -------------------------
        Carmelo C.Vizzini                            Perry B. Duryea, Jr.
                                                     Chairman of the Board

EXHIBIT 13.     2001 ANNUAL REPORT TO STOCKHOLDERS

Selected Financial Data

The following table sets forth selected financial data for the last five years.

                                                             At or for the years ended December 31,

                                                2001           2000            1999           1998           1997

                                                                     (Dollars in thousands)

Selected Operating Data:
Interest income                             $  22,945       $  20,996      $  18,410      $  15,285       $  12,726
Interest expense                               11,233          11,143          9,482          8,229           7,303
Net interest income                            11,712           9,853          8,928          7,056           5,423
Provision for loan losses                         150             150            600            420             240
Other operating income                          2,139           1,566          1,706            918             378
Other operating expenses                       10,716           8,635          7,581          5,799           3,737
Income before income taxes                      2,985           2,634          2,453          1,755           1,824
Income taxes                                    1,023             880            847            630             760
     Net income                             $   1,962       $   1,754      $   1,606      $   1,125       $   1,064
                                                -----           -----          -----          -----           -----
     Diluted earnings per share             $    1.33       $    1.10      $     .92      $     .64       $    1.04
                                                 ----            ----            ---            ---            ----

Selected Financial Condition Data:
Total assets                                $ 438,390       $ 332,934      $ 331,054      $ 266,543       $ 211,956
Loans, net                                    176,769         134,853        119,836         94,144          78,759
Allowance for loan losses                       2,028           1,872          1,475          1,071           1,026
Securities                                    217,282         169,422        170,149        145,819          99,231
Deposits                                      345,917         273,189        269,740        217,867         187,626
Borrowed funds                                 59,500          29,000         39,500         24,000               -
Stockholders' equity                           21,127          19,261         18,343         21,868          21,408
Book value per share                        $   14.67       $   13.02      $   11.14      $   12.35       $   12.18
Stockholders' equity (1)                       21,354          20,428         21,327         21,803          21,029
Book value per share (1)                    $   14.83       $   13.81      $   12.95      $   12.31       $   11.96
Shares outstanding                           1,439,926      1,479,426      1,646,326      1,771,306       1,757,709

Average Balance Sheet Data:
Loans, net                                  $ 153,403       $ 129,393      $ 104,512      $  86,647       $  66,961
Securities                                    155,833         145,291        145,881        109,552          94,509
Assets                                        345,985         293,884        273,736        216,941         172,583
Demand deposits                                51,487          40,842         33,791         25,811          18,657
Savings deposits                               39,221          31,507         22,747          9,030           2,784
NOW and money market deposits                  49,431          43,865         49,413         35,852          24,960
Certificates of deposit                       129,246         106,079        103,596        105,741          99,282
Stockholders' equity                        $  20,689       $  18,138      $  20,470      $  21,717       $  11,368



Selected Financial Data (cont'd)

                                                             At or for the years ended December 31,

                                                2001           2000            1999           1998           1997

                                                            (Dollars in thousands, except share data)
Performance Ratios:
Return on average assets                          .57%            .60%           .59%           .52%            .62%
Return on average equity                         9.48            9.67           7.85           5.18            9.36
Average equity to average assets                 5.98            6.17           7.48          10.01            6.59
Equity to total assets at end of year            4.82            5.79           5.54           8.20           10.10
Interest rate spread (2)                         2.87            2.74           2.81           2.51            2.51
Net interest margin (3)                          3.66            3.58           3.50           3.48            3.29
Ratio of interest-earning assets to
     average interest-bearing liabilities        1.22            1.21           1.19           1.25            1.18
Non-interest expense to average assets           3.10            2.94           2.77           2.67            2.17
Efficiency ratio (4)                            77.37           75.62          71.29          72.72           64.42
Dividend payout ratio                           24.81           29.09          34.78          50.00           29.81



Asset Quality Ratios and Other Data:
Total non-performing loans                  $     178       $     416      $     179      $     511          $  403
Allowance for loan losses                       2,028           1,872          1,475          1,071           1,026
Non-performing loans as a percent of
Total loans (5) (6)                               .10%            .30%           .15%           .54%            .51%
Non-performing loans as a percent of
     total assets (5)                             .04             .12            .05            .19             .19
Allowance for loan losses as a percent of:
     Non-performing loans (5)                 1139.33          450.00         824.02         209.59          254.59
     Total loans (6)                             1.13%           1.37%          1.22%          1.12%           1.29%
Full service offices                                8               6              6              6               4



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT Statements contained in this Annual Report, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Long Island Financial Corp. (the "Company") with the Securities Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; real estate values; the level of defaults; losses and prepayments on loans held by the Company in portfolio or sold in the secondary markets; demand for financial services in the Company's market area; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Annual Report, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report.

GENERAL

     Long Island Financial Corp. ("the Company") is a registered Delaware financial holding company, organized in 1999, and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered commercial bank, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau Counties. The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and other operating income. The Company's other operating expense consists principally of salaries and employee benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and action of regulatory authorities.

     In 1998, the Company began originating residential real estate loans primarily in its market area of Nassau and Suffolk Counties. Currently, the Company sells residential real estate loans together with the servicing rights to these loans on a non-recourse basis to institutional investors. The Company limits its exposure to interest rate fluctuations and credit risk on these loans by obtaining, at the point of origination, a commitment from an institutional investor to purchase that loan from the Company. Furthermore, by selling the servicing rights to the loans, the Company avoids the associated risks and expenses of managing and servicing a loan portfolio. Income is generated from the premiums received on the sale of loans with servicing rights and on the fees charged and interest earned during the period the Company holds the loans for sale.

MANAGEMENT STRATEGY

     The Company offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Company continues to implement an aggressive expansion plan. The key components of this plan are to (i) expand the Company's network of branch offices, (ii) originate commercial loans, (iii) develop strong customer relationships that generate multiple services for individual customer relationships and repeat business, (iv) add high quality employees and (v) leverage capital with increased deposits from branch expansion and borrowed funds.

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

MANAGEMENT OF INTEREST RATE RISK

     The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate, given the Company's business strategy, its operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Investment Committee reviews the Company's interest rate risk position of the Company on a quarterly basis.

     Funds management is the process by which the Company seeks to maximize the profit potential which is derived from the spread between the rates earned on interest-earning assets and the rates paid on interest-bearing liabilities through the management of various balance sheet components. It involves virtually every aspect of the Company's management and decision-making process of the Company. Accordingly, the Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements.

     At December 31, 2001, 64.4% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.4 years. At such date, $38.8 million, or 17.8%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 3.3 years. At December 31, 2001, the Company had $63.5 million of certificates of deposit with maturities of one year or less and $35.9 million of deposits $100,000 or more, which tend to be less stable sources of funding as compared to core deposits and represented 28.9% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the cost of funds of the Company may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

     The interest rate sensitivity of the Company is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates
(i) the potential change in net interest income over the succeeding four quarter periods and (ii) the potential change in the fair market value of equity of the Company ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change from a static position to plus or minus 200 basis points, in 100 basis point increments.

     At December 31, 2001, the effects of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity would be as follows:


      Change in         Potential Change in             Potential Change in
   Interest Rates       Net Interest Income        Net Economic Value of Equity
   in Basis Points    $ Change       % Change       $ Change         % Change
   ---------------    --------       --------       --------         --------
        (Dollars in thousands)

         200         $   284           1.91%        $ (2,126)         (9.03)%
         100             184           1.24             (970)         (4.12)
      Static              -               -                 -             -
        (100)           (350)         (2.36)             443           1.88
        (200)         (1,569)        (10.56)             777           3.30

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the average balance sheets of the Company and its statements of earnings for the years ended December 31, 2001, 2000 and 1999, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances.

                                                                         Years Ended December 31,

                                                    2001                           2000                          1999

                                                           Average                        Average                      Average
                                        Average            Yield /     Average            Yield /     Average          Yield /
                                        Balance   Interest  Cost       Balance   Interest  Cost       Balance  Interest Cost

                                                                        (Dollars in thousands)

Assets:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits    $   11,572  $    497  4.29%    $   1,366   $    87   6.37%   $    6,695  $   317   4.73%
     Securities, net (1)                 154,889     9,455  6.10       144,124     9,118   6.33       141,481    8,769   6.20
     Municipal obligations (2)               944        54  5.72         1,167        68   5.83         4,400      260   5.91
     Loans, net (3)                      153,403    12,954  8.44       129,393    11,743   9.08       104,512    9,134   8.74
                                         -------    ------             -------    ------              -------    -----
     Total interest-earning assets       320,808    22,960  7.16       276,050    21,016   7.61       257,088   18,480   7.19
Non-interest-earning assets               25,177                        17,834                         16,648
                                          -------------------------------------------------------------------
Total assets                          $  345,985                     $ 293,884                     $  273,736
                                         ---------------------------- ----------------------------- ---------
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
     Savings deposits                 $   39,221  $  1,047  2.67%    $  31,507   $ 1,168   3.71%   $   22,747  $   777   3.42%
     NOW and money
         market deposits                  49,431       928  1.88        43,865     1,013   2.31        49,413      985   1.99
     Certificates of deposit             129,246     7,023  5.43       106,079     6,478   6.11       103,596    5,715   5.52
                                         -------     -----             -------     -----              -------    -----
     Total interest-bearing deposits     217,898     8,998  4.13       181,451     8,659   4.77       175,756    7,477   4.25
     Borrowed funds                       44,249     2,235  5.05        47,451       2,484  5.23       40,657    2,005   4.93
                                          ------     -----              ------       -----             ------    -----
Total interest-bearing liabilities       262,147    11,233  4.29       228,902    11,143   4.87       216,413    9,482   4.38
Other non-interest bearing
         liabilities                      63,149                        46,844                         36,853
                                          -------------------------------------------------------------------
Total liabilities                        325,296                       275,746                        253,266
Stockholders' equity                      20,689                        18,138                         20,470
                                          -------------------------------------------------------------------
Total liabilities and
         stockholders' equity         $  345,985                     $ 293,884                     $  273,736
                                       ------------------------------ ----------------------------- ---------
Interest income / interest
         rate spread (4)                          $ 11,727  2.87%                $ 9,873   2.74%               $ 8,998   2.81%
                                                    ------  ----                   -----   ----                  -----   ----
Net interest margin (5)                                     3.66%                          3.58%                         3.50%
                                                            ----                           ----                          ----
Ratio of interest-earning assets to
         interest-bearing liabilities                       1.22                           1.21                          1.19
                                                            ----                           ----                          ----


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

     The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the interest income and interest expense of the Company during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior volume) and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to separately reflect the changes due to the volume and the changes due to rate:




                                                                      Year Ended                             Year Ended
                                                                   December 31, 2001                      December 31, 2000
                                                                      Compared to                            Compared to
                                                                      Year Ended                             Year Ended
                                                                   December 31, 2000                      December 31, 1999

                                                               Increase/(Decrease) Due to             Increase/(Decrease) Due to


                                                            Volume         Rate          Net       Volume         Rate         Net

                                                                         (Dollars in thousands)

 Interest-Earning Assets:
Federal funds sold and interest
      earning deposits ...............................     $   447          (37)         410      $  (313)     $    83      $  (230)
Securities, net (1) ..................................         665         (328)         337          165          184          349
Municipal obligations ................................         (13)          (1)         (14)        (188)          (4)        (192)
Loans, net (2) .......................................       2,069         (858)       1,211        2,246          363        2,609
                                                             -----         ----        -----        -----          ---        -----

      Total interest-earning assets ..................       3,168       (1,224)       1,944        1,910          626        2,536


Interest-Bearing Liabilities:
Deposits:
     Savings deposits ................................         249         (370)        (121)         320           71          391
     NOW and money market deposits ...................         119         (204)         (85)        (118)         146           28
     Certificates of deposit .........................       1,311         (766)         545          140          623          763
                                                             -----         ----          ---          ---          ---          ---

     Total deposits ..................................       1,679       (1,340)         339          342          840        1,182
Borrowed funds .......................................        (164)         (85)        (249)         350          129          479
                                                              ----          ---         ----          ---          ---          ---

      Total interest-bearing liabilities .............     $ 1,515      $(1,425)     $    90      $   692      $   969      $ 1,661



(1)  Securities, net, excludes municipal obligations.

(2) Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses but includes non-performing loans.




Comparison of Financial Condition at December 31, 2001 and 2000

     Total assets increased by $105.5 million, or 31.7%, from $332.9 million at December 31, 2000 to $438.4 million at December 31, 2001. The increase in assets is attributable to a $41.9 million, or 31.1%, increase in loans, net, which at December 31, 2000 amounted to $134.9 million compared to $176.8 million at December 31, 2001. The growth in loans resulted from increases of $4.8 million, or 12.3%, in the commercial and industrial loan portfolio, $22.8 million, or 24.3%, in the commercial real estate loan portfolio, and $15.6 million in the automobile loan portfolio. Cash and cash equivalents increased $14.4 million, or 89.0%, and securities available for sale, $40.2 million, or 24.4%, reflecting the timing of seasonal municipal deposits and the investment of those deposits in short-term available-for-sale securities or federal funds sold prior to year-end. At December 31, 2001 and 2000, seasonal municipal deposits, amounted to $80.7 million and $51.2 million, respectively. Prepaid expenses and other assets decreased $307,000, or 12.4%, from $2.5 million at December 31, 2000, to $2.2 million at December 31, 2001, primarily due to the decrease in the deferred tax asset which, in turn, was directly related to the decrease in accumulated other comprehensive loss.

     Total deposits increased $72.7 million, or 26.6%, from $273.2 million at December 31, 2000, to $345.9 million at December 31, 2001. Demand deposits increased $15.9 million, or 34.9%, from $45.6 million at December 31, 2000 to $61.5 million at December 31, 2001. In addition, savings deposits increased by $10.2 million, or 31.0%, from $32.8 million at December 31, 2000, to $43.0 million at December 31, 2001. The growth in demand and savings deposits reflect the Company's focus on the generation of core deposits. In addition to those deposit increases, NOW and money market deposits increased $29.1 million, or 35.4%, from $82.0 million at December 31, 2000, to $111.1 million at December 31, 2001, which reflects the increase in seasonal municipal deposits at December 31, 2001. Time certificates issued in excess of $100,000 were $35.9 million at December 31, 2001, an increase of $633,000, or 1.8%, from the prior year. The Company, at various times, utilizes time deposits issued in excess of $100,000 as an available alternative funding source. Other time deposits increased $16.9 million, or 21.9%, to $94.5 million at December 31, 2001. Federal Home Loan Bank advances and other borrowings increased $30.5 million dollars to $59.5 million at December 31, 2001.

     Stockholders' equity increased $1.8 million to $21.1 million at December 31, 2001 compared to $19.3 million at December 31, 2000. Increases to stockholders' equity included net income amounting to $2.0 million for the year ended December 31, 2001, and a decrease in the accumulated other comprehensive loss on securities available-for-sale of $940,000. These increases were partially offset by dividends declared of $478,000, and by $564,000 employed to repurchase 40,000 shares of common stock.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

GENERAL

     The Company reported net income of $2.0 million for the year ended December 31, 2001, or diluted earnings per share of $1.33, as compared to net income of $1.8 million, or diluted earnings per share of $1.10 for 2000. The results of operations for the year ended December 31, 2001 included a loss of $14,000, from the sale of investment securities available-for-sale compared to a loss of $154,000, from the sale of such securities in 2000.

INTEREST INCOME

     Interest income, on a fully-taxable equivalent basis, increased $2.0 million, or 9.3%, to $23.0 million for the year ended December 31, 2001, from $21.0 million for the year ended December 31, 2000. The increase was primarily the result of an increase in the average balance of interest-earning assets of $44.7 million, or 16.2%, to $320.8 million for the year ended December 31, 2001 from $276.1 million for 2000. The average balance of securities, net, (exclusive of municipal obligations) increased by $10.8 million, or 7.5%, but returned a 23 basis point decrease in average yield to 6.10% for the year ended December 31, 2001, compared to 6.33% for 2000. The $223,000 decline in the average balance of municipal obligations for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000, resulted from the sale of approximately $1.2 million in municipal obligations during the fourth quarter of 2001. The average yield on loans, net, decreased 64 basis points from 9.08% for the 2000 period to 8.44% for the year ended December 31, 2001. The average yield on interest earning assets decreased 45 basis points, from 7.61% for the year ended December 31, 2000, to 7.16% for the year ended December 31, 2001, as a result of decreasing interest rates available in the market.

INTEREST EXPENSE

     Total interest expense increased $90,000, or .8%, for the year ended December 31, 2001, to $11.2 million compared to $11.1 million for the year ended December 31, 2000. The decrease reflects an increase in the average balance of interest-bearing liabilities of $33.2 million, or 14.5%, and a 58 basis point decrease in the average rate paid on interest-bearing liabilities. The average balance of savings deposits increased by $7.7 million, or 24.5%, and the average balance of NOW and money market deposits increased $5.6 million, or 12.7%, from year to year. The average balance of certificates of deposit increased $23.2 million, or 21.8%, to $129.2 million at December 31, 2001, notwithstanding a decrease of 68 basis points in the average rate paid on certificates reflecting a decrease in market interest rates. In addition, the lower interest rate environment decreased the average cost of borrowed funds 18 basis points from 5.23% for the 2000 period, to 5.05% for the year ended December 31, 2001.

NET INTEREST INCOME

     Net interest income, on a fully-taxable equivalent basis, increased by $1.8 million from $9.9 million for the year ended December 31, 2000, to $11.7 million for the year ended December 31, 2001. The average cost of total interest-bearing liabilities for the period decreased 58 basis points from 4.87% in 2000 to 4.29% in 2001. The average yield on interest-earning assets for the year decreased 45 basis points from 7.61% in 2000 period to 7.16% in 2001. The net interest rate spread increased by 13 basis points from 2.74% in 2000 to 2.87% in 2001.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $150,000 for the years ended December 31, 2001 and December 31, 2000. The provision for loan losses reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At December 31, 2001 and December 31, 2000, the allowance for loan losses amounted to $2.0 million and $1.9 million, respectively. The allowance for loan losses as a percentage of total loans was 1.13% at December 31, 2001 and 1.37% at December 31, 2000.

     The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount, which, in management's judgment is adequate to provide for probable loan losses in the existing portfolio. This analysis considers, among other things, present and known inherent risks in the portfolio, adverse situations, which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of information available to them at the time of their examination.

OTHER OPERATING INCOME

     Other operating income increased by $573,000, or 36.6%, to $2.1 million for the year ended December 31, 2001, compared to $1.6 million for the year ended December 31, 2000. The increase is primarily attributable to an increase of $163,000, or 64.4%, in net gain on sale of residential loans, which experienced increased volume due to lower market rates and increased refinancing activity. In addition, service charges on deposit accounts increased $163,000, or 18.2%, reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. Offsetting these positive events, the Company engaged in securities transactions, which resulted in losses of $14,000 and $154,000 for the years ending December 31, 2001, and 2000, respectively. Contingent upon market conditions, the Company periodically evaluates securities transactions to improve future net interest income and earnings per share.

OTHER OPERATING EXPENSE

     Other operating expense increased $2.1 million, or 24.1%, to $10.7 million for the year ended December 31, 2001, compared to $8.6 million for the year ended December 31, 2000. Other operating expense includes salaries and employee benefits, occupancy expense, premises and equipment expense, and the increases are attributable to the Company's planned branch expansion. In addition, other operating expense includes $806,000 of expense related to the $7.5 million of Capital Securities outstanding.

INCOME TAXES

     Income taxes increased $143,000, or 16.3%, from $880,000 for the year ended December 31, 2000 to $1.0 million for the year ended December 31, 2001 as a result of increased income before income taxes. The effective tax rate for the year ended December 31, 2001 was 34.3% compared to 33.4% for the year ended December 31, 2000.

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

INTEREST INCOME

     Interest income, on a fully-taxable equivalent basis, increased $2.5 million, or 13.7%, to $21.0 million for the year ended December 31, 2000, from $18.5 million for the year ended December 31, 1999. The increase was primarily the result of an increase in the average balance of interest-earning assets of $19.0 million, or 7.4%, to $276.1 million for the year ended December 31, 2000 from $257.1 million for 1999. The average balance of securities, net, (exclusive of municipal obligations) increased by $2.6 million, or 1.9%, and returned a 13 basis point increase in average yield to 6.33% for the year ended December 31, 2000, compared to 6.20% for 1999. The $3.2 million decline in the average balance of municipal obligations for the year ended December 31, 2000, from $4.4 million for the prior year resulted from the sale of approximately $11.8 million in municipal obligations during the second quarter of 1999. The proceeds from that sale were reinvested in higher earning assets, primarily bank owned life insurance and available for sale securities. The average yield on loans, net, increased 34 basis points from 8.74% for the 1999 period to 9.08% for the year ended December 31, 2000. The average yield on interest-earning assets increased 42 basis points, from 7.19% for the year ended December 31, 1999, to 7.61% for the year ended December 31, 2000, as a result of increased interest rates available in the market.

INTEREST EXPENSE

     Total interest expense increased $1.6 million, or 17.5%, for the year ended December 31, 2000, to $11.1 million compared to $9.5 million for the year ended December 31, 1999. The increase reflects both an increase in the average balance of interest-bearing liabilities of $12.5 million, or 5.8%, and an increase in the average rate paid on interest-bearing liabilities of 49 basis points. The average balance of savings deposits increased by $8.8 million, or 38.5%, and the average balance of NOW and money market deposits decreased $5.5 million, or 11.2%, from year to year. The average balance of certificates of deposit increased $2.5 million, or 2.4%, to $106.1 million at December 31, 2000 coupled with an increase of 59 basis points in the average rate paid reflecting increased market interest rates. In addition, the higher interest rate environment increased the average cost of borrowed funds 30 basis points from 4.93% for the 1999 period, to 5.23% for the year ended December 31, 2000.

NET INTEREST INCOME

     Net interest income, on a fully-taxable equivalent basis, increased by $875,000 from $9.0 million for the year ended December 31, 1999, to $9.9 million for the year ended December 31, 2000. The average cost of total interest-bearing liabilities for the period increased 49 basis points from 4.38% in 1999 to 4.87% in 2000. The average yield on interest-earning assets for the year increased 42 basis points from 7.19% in 1999 period to 7.61% in 2000. The net interest rate spread decreased by 7 basis points from 2.81% in 1999 to 2.74% in 2000.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses for the year ended December 31, 2000 decreased $450,000, or 75.0%, from $600,000 for the year ended December 31, 1999, to $150,000 for the year ended December 31, 2000. The decreased provision for loan losses reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At December 31, 2000 and December 31, 1999, the allowance for loan losses amounted to $1.9 million and $1.5 million, respectively. The reduced provision in the allowance for loan losses for the year ended December 31, 2000 was primarily attributable to the Company recovering $397,000 on a commercial and industrial loan previously charged off. The allowance for loan losses as a percentage of total loans was 1.37% at December 31, 2000 and 1.22% at December 31, 1999.

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

     The primary investing activities of the Company are the purchase of securities available-for-sale and the originations of loans. During the years ended December 31, 2001 and 2000, the Company's purchases of securities classified available-for-sale totaled $969.6 million and $396.9 million, respectively. Loan originations and principal repayments on loans, net totaled $41.3 million and $15.5 million, for the years ended December 31, 2001 and 2000, respectively. These activities were funded primarily by deposit growth, principal repayments on loans, borrowings and principal repayments on securities.

     The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. During the year ended December 31, 2001, the Company's average minimum liquidity level was 21.6%. Average balances are derived from average daily balances.

     The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans and liquidate available-for-sale securities and access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions which enables it to borrow funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York ("FHLB") equal to 6.5% of the Company's assets, which enables it to borrow funds on a secured basis. In addition, the Company could engage in other borrowings, including FHLB advances and reverse repurchase agreements on a secured basis. At December 31, 2001 and 2000, FHLB advances amounted to $55.0 million and $29.0 million, respectively.

     On May 24, 2001, the Company announced a stock repurchase program to acquire an additional 75,000 shares of the outstanding common stock of the Company. As of December 31, 2001, no repurchases have been made under this program. The repurchase program was undertaken because management believed the repurchase would enhance shareholder value and provide additional liquidity for otherwise thinly traded shares. The repurchase program, which is continuing, generally will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. Management does not believe the stock repurchase will adversely affect the strong liquidity or capital positions of the Company, its designation as well-capitalized or its compliance with established regulatory capital requirements. At December 31, 2001, the Company holds 336,900 shares of treasury stock at an average cost of $12.40 per share.

IMPACT OF INFLATION AND CHANGING PRICES

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement amends and supersedes certain paragraphs of SFAS No.
133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, which disclosures have been incorporated into our consolidated financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 140. The implementation of the remaining provisions subsequent to December 31, 2001 is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The amortizing intangible assets will also be reviewed for impairment at least annually. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entities fiscal year. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 141 on July 1, 2001. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 142 on January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 144.


                                                     Consolidated Balance Sheets

(In thousands, except share data)                                                                   December 31,


                                                                                               2001              2000

Assets:

Cash and due from banks                                                                     $  30,347        $   14,652
Interest earning deposits                                                                         279                56
Federal funds sold                                                                                  -             1,500
                                                                                               ------            ------
         Total cash and cash equivalents                                                       30,626            16,208
                                                                                               ------            ------

Securities held-to-maturity
      (fair value of $12,937 and $4,736, respectively)                                         12,457             4,754
Securities available-for-sale, at fair value                                                  204,825           164,668
Loans, net of unearned income and deferred fees                                               178,797           136,725
Less allowance for loan losses                                                                  2,028             1,872
                                                                                                -----             -----

         Loans, net                                                                           176,769           134,853
Premises and equipment, net                                                                     2,929             1,868
Accrued interest receivable                                                                     2,121             1,911
Bank owned life insurance                                                                       6,495             6,197
Prepaid expenses and other assets                                                               2,168             2,475
                                                                                                -----             -----

         Total assets                                                                       $ 438,390         $ 332,934
                                                                                            =========         =========

Liabilities and Stockholders' Equity:

Deposits:
     Demand deposits                                                                        $  61,502        $   45,592
     Savings deposits                                                                          43,032            32,849
     NOW and money market deposits                                                            111,058            82,003
     Time certificates issued in excess of $100,000                                            35,861            35,228
     Other time deposits                                                                       94,464            77,517
                                                                                               ------            ------
         Total deposits                                                                       345,917           273,189

Borrowed funds                                                                                 59,500            29,000
Accrued expenses and other liabilities                                                          4,346             3,984
                                                                                                -----             -----
         Total liabilities                                                                    409,763           306,173
                                                                                              -------           -------

Guaranteed preferred beneficial interest
     in junior subordinated debentures                                                          7,500             7,500

Stockholders' equity:
     Common stock (par value $.01 per share; 10,000,000 shares, authorized;
         1,776,826 shares issued; 1,439,926
         and 1,479,426 outstanding in 2001 and 2000, respectively)                                 18                18
     Surplus                                                                                   20,191            20,185
     Accumulated surplus                                                                        5,323             3,839
     Accumulated other comprehensive loss                                                        (227)           (1,167)
     Treasury stock at cost, (336,900 shares in 2001;
                          296,900 shares in 2000)                                              (4,178)           (3,614)
                                                                                               ------            ------

         Total stockholders' equity                                                            21,127            19,261
                                                                                               ------            ------
     Total liabilities and stockholders' equity                                             $ 438,390        $  332,934
                                                                                            =========        ==========


See accompanying notes to consolidated financial statements



                                                 Consolidated Statements of Earnings

                                                                                                 For the years ended
(In thousands, except share data)                                                                   December 31,

                                                                                           2001          2000         1999

Interest income:
     Loans                                                                             $   12,954       11,743        9,134
     Securities                                                                             9,494        9,166        8,959
     Federal funds sold                                                                       485           73          304
     Earning deposits                                                                          12           14           13
                                                                                               --           --           --

         Total interest income                                                             22,945       20,996       18,410
                                                                                           ------       ------       ------

Interest expense:
     Savings deposits                                                                       1,047        1,168          777
     NOW and money market deposits                                                            928        1,013          985
     Time certificates issued in excess of $100,000                                         1,853        1,523        1,239
     Other time deposits                                                                    5,170        4,955        4,476
     Borrowed funds                                                                         2,235        2,484        2,005
                                                                                            -----        -----        -----

         Total interest expense                                                            11,233       11,143        9,482
                                                                                           ------       ------        -----

         Net interest income                                                               11,712        9,853        8,928
                                                                                           ------        -----        -----

Provision for loan losses                                                                     150          150          600
                                                                                              ---          ---          ---

         Net interest income after provision
           for loan losses                                                                 11,562        9,703        8,328
                                                                                           ------        -----        -----


Other operating income:
     Service charges on deposit accounts                                                    1,059          896          649
     Net (loss) gain on sale of securities                                                    (14)        (154)          88
     Net gain on sale of residential loans                                                    416          253          530
     Earnings on bank owned life insurance                                                    357          325          244
     Other                                                                                    321          246          195
                                                                                              ---          ---          ---

          Total other operating income                                                      2,139        1,566        1,706
                                                                                            -----        -----        -----

Other operating expenses:
     Salaries and employee benefits                                                         5,062        4,098        3,910
     Occupancy expense                                                                        759          615          534
     Premises and equipment expense                                                           991          812          735
     Capital securities                                                                       806          258            -
     Other                                                                                  3,098        2,852        2,402
                                                                                            -----        -----        -----

          Total other operating expenses                                                   10,716        8,635        7,581
                                                                                           ------        -----        -----

          Income before income taxes                                                        2,985        2,634        2,453
                                                                                            -----        -----        -----

Income taxes                                                                                1,023          880          847
                                                                                            -----          ---          ---

          Net income                                                                   $    1,962        1,754        1,606
                                                                                            -----        -----        -----

          Basic earnings per share                                                     $     1.35         1.10          .92
                                                                                             ----         ----          ---
          Diluted earnings per share                                                   $     1.33         1.10          .92
                                                                                             ----         ----          ---


See accompanying notes to consolidated financial statements


                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                    Accumulated
                                                                                                       other
                                                                   Common             Accumulated  comprehensive Treasury
(In thousands, except share data)                                   stock    Surplus    surplus    income (loss)  Stock      Total


Balance at December 31, 1998 .................................   $     18   $ 20,126   $  1,659    $     65    $   --      $ 21,868

Comprehensive income:
     Net income ..............................................       --         --        1,606        --          --         1,606
     Other comprehensive income,
         net of tax:
     Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment (1) ..............       --         --         --        (3,049)       --        (3,049)
                                                                                                                             ------
Total comprehensive loss .....................................       --         --         --          --          --        (1,443)
Reorganization costs .........................................       --         --         (115)       --          --          (115)
Dividend reinvestment and stock
     purchase plan, issued 5,020 shares ......................       --           59       --          --          --            59
Dividends declared on common
     stock ($.32 per common share) ...........................       --         --         (563)       --          --          (563)
Common stock repurchased (130,000 shares) ....................       --         --         --          --        (1,463)     (1,463)

Balance at December 31, 1999 .................................   $     18   $ 20,185   $  2,587    $ (2,984)   $ (1,463)   $ 18,343
                                                                 --------   --------   --------    --------    --------    --------

Comprehensive income:
     Net income ..............................................       --         --        1,754        --          --         1,754
     Other comprehensive income,
         net of tax:
     Unrealized appreciation in
         available-for-sale securities,
         net of reclassification adjustment (1) ..............       --         --         --         1,817        --         1,817
                                                                                                                             ------
Total comprehensive income ...................................       --         --         --          --          --         3,571
Dividends declared on common
     stock ($.32 per common share) ...........................       --         --         (502)       --          --          (502)
Common stock repurchased (166,900 shares) ....................       --         --         --          --        (2,151)     (2,151)

Balance at December 31, 2000 .................................   $     18   $ 20,185   $  3,839    $ (1,167)   $ (3,614)   $ 19,261
                                                                 --------   --------   --------    --------    --------    --------

Comprehensive income:
     Net income ..............................................       --         --        1,962        --          --         1,962
     Other comprehensive income,
         net of tax:
     Unrealized appreciation in
         available-for-sale securities,
         net of reclassification adjustment (1) ..............       --         --         --           940        --           940
                                                                                                                             ------
Total comprehensive income ...................................       --         --         --          --          --         2,902
Exercise of stock options and related tax benefit ............       --            6       --          --          --             6
Dividends declared on common
     stock ($.33 per common share) ...........................       --         --         (478)       --          --          (478)
Common stock repurchased (40,000 shares) .....................       --         --         --          --          (564)       (564)

Balance at December 31, 2001 .................................   $     18   $ 20,191   $  5,323    $   (227)   $ (4,178)   $ 21,127
                                                                 --------   --------   --------    --------    --------    --------
(cont'd)



(In thousands)                                                                                  Years ended December 31,

(1) Disclosure of reclassification amount, net of tax,
for the years ended:                                                                      2001              2000              1999


Net unrealized appreciation (depreciation) arising during
       the year, net of tax ..................................................          $   949           $ 1,915           $(3,105)
Less: Reclassification adjustment for net (losses) gains
       included in net income, net of tax ....................................               (9)              (98)               56


Net unrealized gain (loss) on securities, net of tax .........................              940             1,817            (3,049)




See accompanying notes to consolidated financial statements




                                                Consolidated Statements of Cash Flows
(In thousands)                                                                                 For the years ended December 31,

                                                                                              2001            2000            1999

Cash flows from operating activities:
     Net income ....................................................................      $   1,962           1,754           1,606
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses .................................................            150             150             600
         Depreciation and amortization .............................................            736             609             579
         Amortization of premiums, net
              of discount accretion ................................................           (117)           (866)            (50)
         Net loss (gain) on sale of securities .....................................             14             154             (88)
         Loans originated for sale,
           net of proceeds from sales and gains ....................................           (761)            308             467
         Net deferred loan origination fees ........................................             35              43             159
         Earnings on bank owned life insurance .....................................           (357)           (325)           (244)
         Deferred income taxes .....................................................           (189)            (49)            (36)
         Change in other assets and liabilities:
              Accrued interest receivable ..........................................           (210)            151            (448)
              Prepaid expenses and other assets ....................................           (523)           (477)            505
              Accrued expenses and other liabilities ...............................            362             513             709
                                                                                                ---             ---             ---
              Net cash provided by operating activities ............................          1,480           1,965           3,759
                                                                                              -----           -----           -----

Cash flows from investing activities:
         Purchases of securities held-to-maturity, available-for-sale ..............       (977,603)       (401,354)       (276,104)
         Proceeds from the sale of securities available-for-sale ...................         35,244           6,846          12,777
         Proceeds from maturities of securities ....................................        862,006         392,600         220,195
         Principal repayments on securities ........................................         34,236           6,456          13,724
         Loan originations net of principal
              repayments ...........................................................        (41,340)        (15,518)        (26,918)
         Purchase of premises and equipment ........................................         (1,797)           (388)           (693)
         Purchase of bank owned life insurance .....................................           --              --            (5,715)
                                                                                             ------         --------         ------
              Net cash used in investing activities ................................        (89,254)        (11,358)        (62,734)
                                                                                            -------         -------         -------

Cash flows from financing activities:
         Net increase (decrease) in demand deposit,
              savings, NOW, and money market accounts ..............................         55,149          (7,317)         46,991
         Net increase in certificates of deposit ...................................         17,579          10,766           4,882
         Net increase (decrease) in borrowed funds .................................         30,500         (10,500)         15,500
         Payments for cash dividends ...............................................           (478)           (502)           (563)
         Reorganization costs ......................................................           --              --              (115)
         Purchase of common stock ..................................................           (564)         (2,151)         (1,463)
         Capital securities ........................................................           --             7,500            --
         Proceeds from shares issued under the
              dividend reinvestment and stock purchase plan ........................           --              --                59
                                                                                             ------          ------          ------
         Proceeds from exercise of stock options ...................................              6            --              --
                                                                                             ------          ------          ------
              Net cash provided by (used in) financing activities ..................        102,192          (2,204)         65,291
                                                                                            -------          ------          ------
              Net increase (decrease)  in cash
                and cash equivalents ...............................................         14,418         (11,597)          6,316
Cash and cash equivalents at beginning of year .....................................         16,208          27,805          21,489
                                                                                             ------          ------          ------
Cash and cash equivalents at end of year ...........................................      $  30,626          16,208          27,805
                                                                                          ---------          ------          ------

Supplemental disclosure of cash flow information Cash paid during the period for:
     Interest ......................................................................      $  11,033          10,794           9,527
                                                                                          ---------          ------           -----
     Income taxes ..................................................................      $   1,014           1,403             467
                                                                                          ---------           -----             ---

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Long Island Financial Corp. ("the Company") is a registered Delaware financial holding company, organized in 1999 (see Note 16), and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered bank, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk and Nassau Counties.

     The consolidated financial information included herein combines the results of operations, the assets, liabilities and stockholders' equity of the Company and its wholly owned subsidiaries for all periods presented. All significant inter-company balances and transactions are eliminated in consolidation. A description of significant accounting policies is presented below.

a.  Basis of Financial Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

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

h.  Earnings Per Share

     Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year plus the maximum dilutive effect of stock issuable upon conversion of stock options.

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

k.  Comprehensive Income

     Comprehensive income represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period and is presented in the consolidated statements of changes in stockholders' equity. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale as of the balance sheet dates.

l.  401(k) Plan

     The Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") for all qualified employees. The terms of the 401(k) Plan provide for employee contributions on a pre-tax basis up to the maximum dollar limit set by law in a taxable year. A discretionary matching contribution will be determined each year by the Company. During 2001, 2000 and 1999, the Company's matching contribution was $125,972, $110,902 and $81,671, respectively.

m.  Dividend Reinvestment and Stock Purchase Plan

     The Company has a dividend reinvestment and stock purchase plan ("Plan"). The Plan provides shareholders of common stock with a means of automatically reinvesting cash dividends in shares of common stock. The Plan also provides certain investors with a systematic and convenient method to purchase shares of common stock through optional cash payments. Since the Company's common stock is currently listed on the NASDAQ National Market, the purchase price on each investment date will be equal to the average price of all shares of common stock purchased on the investment date by the Plan Administrator on behalf of the Plan, including the cost of brokerage commissions, if any.

n.  Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


(2) SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities held-to-maturity and available-for-sale at December 31, 2001 and 2000 are as follows:


                                                     December 31, 2001

                                                  Gross        Gross
                                    Amortized   unrealized   unrealized   Fair
(In thousands)                         cost       gains        losses     value

Held-to-maturity:
Corporate debt ...................   $ 12,457        510         (30)     12,937
                                     --------        ---         ---      ------
    Total held-to-maturity .......     12,457        510         (30)     12,937
Available-for-sale:
    U.S. Government and
    Agency obligations ...........     89,930        192        (390)     89,732
Mortgage-backed securities:
    GNMA .........................     85,171        240        (390)     85,021
    FHLMC ........................      4,402          3        (101)      4,304
    FNMA .........................     20,803        184         (69)     20,918
Corporate debt ...................      2,017       --           (25)      1,992
                                     --------   --------    --------    --------
    Total debt securities ........    202,323        619        (975)    201,967
Equity securities - FHLB stock ...      2,858       --          --         2,858
                                     --------   --------    --------    --------
    Total securities
    available-for-sale ...........   $205,181        619        (975)    204,825
                                     --------        ---        ----     -------

                                                December 31, 2000
                                                  Gross        Gross
                                    Amortized   unrealized   unrealized   Fair
(In thousands)                         cost       gains        losses     value

Held-to-maturity:
Mortgage-backed securities:
    CMO ...........................   $    263         --         (9)        254
    Corporate debt ................      4,491         19        (28)      4,482
                                         -----         --        ---       -----
    Total held-to-maturity ........      4,754         19        (37)      4,736
Available-for-sale:
    U.S. Government and
    Agency obligations ............   $117,364          1     (1,420)    115,945
Mortgage-backed securities:
    GNMA ..........................     36,559         19       (615)     35,963
    FHLMC .........................        969         16         (3)        982
    FNMA ..........................      5,279         31         (7)      5,303
Municipal obligations .............      1,167         --        (18)      1,149
                                      --------    --------  --------    --------
    Total debt securities .........    161,338         67     (2,063)    159,342
Equity securities - FHLB stock ....      5,326         --         --       5,326
                                      --------   --------   --------    --------
    Total securities
    available-for-sale ............   $166,664         67     (2,063)    164,668
                                      --------   --------   --------    --------



     In connection with the Company's ability to borrow from the Federal Home Loan Bank of New York ("FHLB"), the Company is required to purchase shares of FHLB non-marketable equity securities at par.

     The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     December 31, 2001

                                          Held-to-Maturity    Available-for-Sale

                                         Amortized     Fair   Amortized    Fair
(In thousands)                              cost      value      cost     value


Due in one year or less ................   $  --        --      57,216    57,223
Due after one year through five years ..      --        --         529       536
Due after five years through ten years .     4,514     4,573    36,847    36,630
Due after ten years ....................     7,943     8,364   110,589   110,436
                                             -----     -----   -------   -------
                                           $12,457    12,937   205,181   204,825
                                           -------    ------   -------   -------


     Proceeds from the sale of securities available-for-sale totaled approximately $35.2 million, $6.8 million, and $12.8 million during the years ended December 31, 2001, 2000 and 1999, respectively. Gains from the sale of these securities totaled approximately $50,000 and $104,000 for the years ended December 31, 2001 and 1999, respectively. Losses from the sale of these securities totaled approximately $64,000, $154,000, and $16,000 for the years ended December 31, 2001, 2000, and 1999 respectively.

     Securities classified as available-for-sale of approximately $62.1 million and $31.1 million were pledged as collateral for FHLB advances at December 31, 2001 and 2000, respectively. In addition, $137.5 million and $122.2 million of available-for-sale securities were pledged for deposits and other purposes as required by law at December 31, 2001 and 2000, respectively.

(3) LOANS, NET

Loans, net are summarized as follows:
                                                  December 31,

(dollars in thousands)                  2001                       2000


Commercial and
    industrial loans .......   $ 43,972      24.2%       $ 39,140       28.4%
Commercial real estate loans    116,646      64.2          93,875       68.2
Automobile loans ...........     18,300      10.1           2,693        1.9
Consumer loans .............      1,312        .7           1,313        1.0
Residential real estate
    loans held-for-sale ....      1,472        .8             711         .5
                                  -----        --             ---         --
                                181,702     100.0%        137,732      100.0%
Less:
    Unearned income ........      2,258                       395
    Deferred fees, net .....        647                       612
    Allowance for
        loan losses ........      2,028                     1,872
                                  -----                     -----
                               $176,769                $  134,853
                               --------                ----------



     The Company grants commercial and industrial loans as well as commercial mortgages and consumer loans in Nassau and Suffolk County, New York. A portion of the Company's loan portfolio is concentrated in commercial loans and business revolving lines of credit, which are secured or partially secured by accounts receivable, inventory and other assets. These loans comprise approximately 24.2% and 28.4% of the portfolio at December 31, 2001 and 2000, respectively. The Company's commercial loan borrowers are generally small local businesses whose cash flow and ability to service debt are susceptible to changes in economic conditions. Accordingly, the deterioration of local economic conditions could increase the credit risk associated with this segment of the portfolio.

     At December 31, 2001, 2000, and 1999, there were 7, 6 and 15 loans, respectively, with a remaining balance of approximately $178,000, $416,000, and $179,000, respectively, on which the accrual of interest had been discontinued. The impact of such non-accrual loans on the Company's interest income for years ended December 31, 2001, 2000, and 1999 is not material.

     The Company's recorded investment in loans that are considered impaired total $444,000, $680,000 and $764,000 at December 31, 2001, 2000 and 1999,
respectively. No corresponding impairment reserve is required. The average recorded investment in impaired loans was $467,000, $746,000 and $939,500 in 2001, 2000 and 1999, respectively. Interest on all impaired loans remains current under the extended terms. The impact of such impaired loans on the Company's interest income for the years ended December 31, 2001, 2000, and 1999 is not material.

     Loans to related parties include loans to directors of the Company and their related companies. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. The following analysis shows the activity of related party loans:

                                          For the years ended December 31,


   (In thousands)                               2001             2000

   Balance at beginning of year              $  3,044         $ 3,037
   New loan and
        additional disbursements                4,290           3,495
   Repayments                                (  2,510)         (3,488)
                                                -----          ------
   Balance at end of year                    $  4,824         $ 3,044
                                             --------         -------

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses account is as follows:

                                               For the years ended December 31,


(In thousands)                                  2001         2000         1999


Balance at beginning of year ............     $ 1,872      $ 1,475      $ 1,071
Provision for loan losses ...............         150          150          600
Charge-offs:
    Commercial and industrial loans .....        --           (187)         (80)
    Automobile loans ....................        --            (54)         (66)
    Consumer loans ......................         (19)         (99)         (81)
                                                  ---          ---          ---
         Total charge-offs ..............         (19)        (340)        (227)
                                                  ---         ----         ----
Recoveries:
    Commercial and industrial loans .....          13          547           26
    Automobile loans ....................           6           13            4
    Consumer loans ......................           6           27            1
                                                    -           --            -
         Total recoveries ...............          25          587           31
                                                   --          ---           --
Net recoveries (charge-offs) ............           6          247         (196)
                                                    -          ---         ----
Balance at end of year ..................     $ 2,028      $ 1,872      $ 1,475
                                              -------      -------      -------





(5)  PREMISES AND EQUIPMENT

A summary of premises and equipment at cost, less accumulated depreciation and amortization are as follows:

                                                              December 31,

(In thousands)                                           2001             2000


Land$ ........................................             437          $  --
Leasehold improvements .......................           1,028              703
Furniture, fixtures
    and equipment ............................           4,209            3,647
                                                         -----            -----
                                                         5,674            4,350
Less accumulated depreciation
    and amortization .........................          (2,745)          (2,482)
                                                        ------           ------
                                                       $ 2,929          $ 1,868
                                                       -------          -------

     Depreciation and amortization charged to operations for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $736,000, $609,000, and $579,000, respectively.


(6) DEPOSITS

     Included in NOW and money market deposits, at December 31, 2001 and 2000, were approximately $80.7 million and $51.2 million, respectively, of seasonal municipal deposits.

(7) BORROWED FUNDS

     The Company enters into sales of securities under agreements to repurchase (reverse-repurchase agreements). These are fixed coupon agreements, which are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset account. During the period of the agreement, the securities are delivered to either a third-party, or directly to the broker, who holds the collateral until maturity. There were no outstanding reverse-repurchase agreements at December 31, 2001 and 2000.

     Reverse-repurchase agreements averaged approximately $555,000, $4.7 million, and $530,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The maximum amount outstanding at the end of any month was $29.9 million for the year ended December 31, 2000. There were no reverse repurchase agreements outstanding at the end of any month during 2001.

     There were federal funds purchased of $4.5 million at December 31, 2001. Federal funds purchased averaged approximately $695,000, $5.7 million, and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The maximum amount outstanding at the end of any month was $4.5 million, $16.7 million, and $6.5 million, respectively, for the years ended December 31, 2001, 2000 and 1999

     The Company has a $500,000 line of credit agreement with another financial institution permitting borrowing at that institution's prime rate. At December 31, 2001, there was no balance outstanding under this line of credit agreement.

     The Bank has available lines of credit with the FHLB, which enable it to borrow funds on a secured basis. At December 31, 2001 and 2000, the Bank's borrowings consisted of $55.0 million and $29.0 million of convertible and medium term advances from the FHLB. The convertible feature of these advances allow the FHLB to convert these advances into replacement funding on a specified date and then quarterly thereafter, for the same or lesser principal amount, based on any advance offered by the FHLB, at current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible and medium term advances are secured by various mortgage-backed and callable U.S. agency securities. Convertible and medium term advances outstanding at December 31, 2001 are as follows:


                              Principal      Rate     Call Date   Maturity Date

Convertible advance ........ $14,000,000      5.49%   2/19/2003      2/19/2008
Convertible advance ........  15,000,000      4.59    1/21/2002      2/21/2009
Convertible advance ........  14,000,000      4.97    1/19/2004      1/19/2011
Convertible advance ........   3,000,000      4.11   12/11/2005     12/12/2011
Medium term advance ........   4,000,000      3.31       --         12/11/2003
Medium term advance ........   5,000,000      3.99       --         12/13/2004
                               ---------
    Total .................. $55,000,000



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

     The balance outstanding on the Capital Securities was $7.5 million at December 31, 2001. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the interest method over a period of thirty years. Distributions on the Capital Securities are payable semi-annually beginning March 7, 2001 and are reflected in the consolidated statements of earnings as a component of non-interest expense under the caption "Capital securities."



(9) INCOME TAXES

Income tax expenses are summarized as follows:

                                             For the years ended December 31,



(In thousands)                             2001            2000            1999


Current
     Federal ...................        $   755         $   838         $   618
     State .....................             79              91             265
                                             --              --             ---
                                            834             929             883
Deferred
     Federal ...................            170             (44)            (25)
     State .....................             19              (5)            (11)
                                             --              --             ---
                                            189             (49)            (36)
                                            ---             ---             ---
Income tax expense .............        $ 1,023         $   880         $   847
                                        -------         -------         -------

     The effective income tax rates for the years ended December 31, 2001, 2000 and 1999 were 34%, 33% and 35%, respectively. The reconciliation between the statutory Federal income tax rate and the effective tax rate is as follows:

                                            For the years ended December 31,


                                                2001    2000    1999


Tax on income at statutory rate ............     34 %    34 %    34 %
Tax effects of:
     State income tax, net of federal
         income tax benefit ................      2       2       7
     Tax exempt income .....................    --      --       (5)
     Bank owned life insurance .............     (4)     (4)     (3)
     Other, net ............................      2       1       2
                                                  -       -       -
Tax at effective rate ......................    34 %     33 %    35 %

     At December 31, 2001, management believes it is more likely than not the consolidated results of future operations of the Company will generate sufficient taxable income to realize the deferred tax assets of the Company, therefore a valuation allowance against the gross deferred tax assets is not considered necessary.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:
                                                               December 31,


(In thousands)                                             2001            2000


Deferred tax assets:
     Allowance for loan losses ...................       $   433        $   680
     Accrued expenses ............................            84             60
     Unrealized depreciation in
         available-for-sale securities ...........           129            725
     Other .......................................           124             80
                                                             ---             --
         Gross deferred tax assets ...............           770          1,545
                                                             ---          -----

     Deferred tax liabilities:
     Other .......................................           (12)            (2)
                                                             ---             --
         Gross deferred tax liabilities ..........           (12)            (2)
                                                             ---             --

      Net deferred tax asset .....................       $   758        $ 1,543
                                                         -------        -------

(10) REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements by Federal banking agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of December 31, 2001, the most recent notification from the federal banking regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

     The following tables set forth the regulatory capital at December 31, 2001 and 2000, under the rules applicable at such dates. At such dates, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.


                                                                                 December 31, 2001

                                                                          Actual                   Regulatory Minimum

(Dollars in thousands)                                          Amount              Ratio        Amount             Ratio


Tier 1 Capital (to Average Adjusted Assets)
     The Company .......................................        $28,472              8.12%       $14,022             4.00%
     The Bank ..........................................         25,257              7.21         14,009             4.00

Tier 1 Capital (to Risk Weighted Assets)
     The Company .......................................         28,472             12.37          9,208             4.00
     The Bank ..........................................         25,257             10.99          9,196             4.00

Total Risk Based Capital (to Risk Weighted Assets)
     The Company .......................................         30,882             13.41         18,417             8.00
     The Bank ..........................................         27,285             11.87         18,393             8.00



                                                                                December 31, 2000

                                                                          Actual                   Regulatory Minimum

(Dollars in thousands)                                          Amount              Ratio        Amount             Ratio


Tier 1 Capital (to Average Adjusted Assets)
     The Company .......................................        $27,237              9.56%       $11,394             4.00%
     The Bank ..........................................         22,549              7.92         11,382             4.00

Tier 1 Capital (to Risk Weighted Assets)
     The Company .......................................         27,237             14.97          7,277             4.00
     The Bank ..........................................         22,549             12.42          7,265             4.00

Total Risk Based Capital (to Risk Weighted Assets)
     The Company .......................................         29,800             16.38         14,554             8.00
     The Bank ..........................................         29,421             13.45         14,530             8.00





(11) LEASE COMMITMENTS

     The Company has obligations under a number of non-cancelable leases on properties used for banking purposes. Rental expense for the years ended December 31, 2001, 2000, and 1999 was approximately $677,000, $559,000, and
$468,000, respectively. Minimum annual rentals, exclusive of taxes and other charges, under operating leases are summarized as follows:

               Years ending December 31,            Amount

                                        (In thousands)
                         2002                      $   731
                         2003                          768
                         2004                          771
                         2005                          769
                         2006                          510
                      Thereafter                       776
                                                       ---
                         Total                     $ 4,325
                                                   -------

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth as follows:

                                                December 31, 2001                    December 31, 2000

                                             Carrying        Estimated          Carrying         Estimated
(In thousands)                                 Value        Fair Value            Value         Fair Value


Cash and due from banks                   $    30,347          30,347         $    14,652           14,652
Interest earning deposits                         279             279                  56               56
Federal funds sold                                  -               -               1,500            1,500
Securities held-to-maturity                    12,457          12,937               4,754            4,736
Securities available-for-sale                 204,825         204,825             164,668          164,668
Loans, net of
     unearned income
     and deferred fees                        178,797         180,153             136,725          137,160
Accrued interest receivable                     2,121           2,121               1,911            1,911
Bank owned life insurance                       6,495           6,495               6,197            6,197
Deposits:
     Demand, savings, NOW and
       money market deposits                  215,592         215,592             160,444          160,444
     Time certificates and
       other time deposits                    130,325         128,954             112,745          112,962
Borrowings                                $    59,500          60,722         $    29,000           28,367



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

Deposits

     All deposits, except certificates of deposit, are subject to rate changes at any time, and therefore are considered to be carried at estimated fair value. The fair value of certificates of deposit was estimated by computing the present value of contractual future cash flows for each certificate. The present value rate utilized was the rate offered by the Company at the date of estimation on certificates with an initial maturity equal to the term of the existing certificates.

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

     The commitments existing at December 31, 2001 and 2000 would be offered at substantially the same rates and under substantially the same terms that would be offered by the Company at December 31, 2001 and 2000 to the counter parties, therefore, the carrying value of existing commitments is considered to be equivalent to the estimated fair value.

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

(13) EARNINGS PER SHARE RECONCILIATON

The following table is the reconciliation of basic and diluted EPS as required under SFAS 128 for the years ended December 31, 2001, 2000 and 1999:

(In thousands, except share and per share amounts)
                                                                                 2001                 2000                 1999


Net income available to common shareholders$ ........................             1,962           $    1,754           $    1,606
Total weighted average common shares outstanding ....................         1,452,889            1,596,377            1,751,407
Basic earnings per common share .....................................        $     1.35           $     1.10           $      .92
                                                                             ==========           ==========           ==========

Total weighted average common shares outstanding ....................         1,452,889            1,596,377            1,751,407
Effect of dilutive securities: Options ..............................            25,133                1,239                 --
                                                                             ----------           ----------           ----------
Total average common and common equivalent shares ...................         1,478,022            1,597,616            1,751,407
Diluted earnings per common share ...................................        $     1.33           $     1.10           $      .92
                                                                             ==========           ==========           ==========


(14) OTHER COMMITMENTS AND CONTINGENT LIABILITIES

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

                                                                                     Contract or notional amounts

                                                                         December 31, 2001                    December 31, 2000

(in thousands)                                                        Fixed          Variable             Fixed           Variable


Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit ...........................            $  --              $ 7,813           $   --               10,948
Unused lines of credit .................................               --               18,834               --               14,835
Standby letters of credit ..............................              1,164               --                1,945               --
                                                                      -----             ------              -----             ------

                                                                    $ 1,164            $26,647            $ 1,945            $25,783
                                                                    -------            -------            -------            -------

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

     At December 31, 2001, the Bank had an outstanding commitment to purchase $5.0 million of mortgage-backed securities at a rate of 4.50% settling in January of 2002.

b. Other Matters

     The Company is required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. During the years ended December 31, 2001, 2000 and 1999, these balances averaged $6.9 million, $6.0 million and $4.5 million, respectively.

     The Company is subject to certain pending and threatened legal actions, which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material effect on the Company's financial statements.

(15) STOCK OPTION & EMPLOYEE BENEFIT PLANS

     The stockholders in 1998 ratified the Long Island Financial Corp. 1998 Stock Option Plan (the Stock Option Plan.) The Stock Option Plan currently authorizes the granting of options to purchase 225,000 shares of common stock of the Company. All officers and other employees of the Company and directors who are not also serving as employees of the Company are eligible to receive awards under the Stock Option Plan. Options under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Common Stock at an exercise price equal to the fair market value on the date of grant. Option transactions for the years ended December 31, 2001, 2000 and 1999 are as follows:





                                                Number of Shares of


                                                      Non           Weighted
                                      Incentive    Qualified        Average
                                        Stock      Option to        Exercise
                                       Options     Directors         Price

Balance outstanding at
December 31, 1998 ..............          --            --          $   --
     Granted ...................        40,250        73,500            12.50
     Forfeited .................           500         12.50            --
     Exercised .................          --            --              --
                                       -------       -------        ---------
Balance outstanding at
December 31, 1999 ..............        39,750        73,500        $   12.50
     Granted ...................         9,000        10,500            10.88
     Forfeited .................         1,000          --              11.69
     Exercised .................          --            --              --
                                       -------       -------        ---------
Balance outstanding at
   December 31, 2000 ...........        47,750        84,000            12.27
     Granted ...................        10,750        10,500            13.50
     Forfeited .................         1,000          --              12.41
     Exercised .................           500          --              12.05
                                       -------       -------        ---------
Balance Outstanding at
     December 31, 2001 .........        57,000        94,500            12.27

Options exercisable at
   December 31, 2001 ...........        43,900        79,800        $   12.43


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

                                                                                            December 31,

                  (Dollars in thousands, except per share data)                2001            2000            1999


                  Net Income                   As Reported                  $  1,962          $ 1,754        $ 1,606
                                               Pro forma                       1,809            1,659          1,014

                  Net Income per Common Share:
                  Basic                        As Reported                      1.35             1.10            .92
                                               Pro forma                        1.25             1.04            .58
                  Diluted                      As Reported                      1.33             1.10            .92
                                               Pro forma                    $   1.22          $  1.04        $   .58


     The fair value of the share grants were estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions in fiscal 2001, 2000 and 1999; dividend yield of 2.11%, 2.71% and 2.73%; expected volatility of 45.91%, 45.55% and 45.11%; and risk-free interest rates of 5.24%, 6.62% and 4.73%, respectively. The expected option lives were 7 years.

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

(16) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The earnings of the Bank are recognized by the Company using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of and for the year ended December 31, 2001 and 2000.


                            Condensed Balance Sheets


(in thousands)                                                  December 31,
                                                             2001          2000

Assets:
Cash and cash equivalents ..........................       $ 3,498       $ 5,452
Investment in subsidiaries .........................        25,124        21,539
Other assets .......................................           644           394
                                                           -------       -------
       Total assets ................................       $29,266       $27,385

Liabilities and Stockholders' Equity:
Other liabilities ..................................           407           392
Junior subordinated debentures .....................         7,732         7,732
Stockholders' equity ...............................        21,127        19,261
                                                           -------       -------
Total liabilities and stockholders' equity .........       $29,266       $27,385



                               Condensed Statements of earnings

(in thousands)                                                       For the years ended December 31,


                                                                            2001       2000

Dividends received from subsidiaries .................................   $    24    $ 1,322
Interest income ......................................................       143         85
                                                                             ---         --
         Total income ................................................       167      1,407

Interest expense - line of credit ....................................        --         22
Junior subordinated debt .............................................       830        266
Other operating expense ..............................................        80         41
                                                                              --         --
         Total expense ...............................................       910        329


     Income (loss) before income tax benefit and equity in
                    undistributed earnings of subsidiaries ...........      (743)     1,078
Income tax benefit ...................................................       260         82
                                                                             ---        ---

     Income (loss) before equity in undistributed earnings of the Bank      (483)     1,160
Equity in undistributed earnings of Bank .............................     2,445        594
                                                                           -----        ---
         Net income ..................................................   $ 1,962    $ 1,754
                                                                         -------    -------



                               Condensed Statements of cash flows

(in thousands)                                                    For the years ended December 31,

                                                                          2001      2000


Cash Flows From Operating Activities:
  Net income .......................................................   $ 1,962    $ 1,754
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Equity in the undistributed earnings of subsidiaries ..........    (2,445)      (594)
     Change in other assets and liabilities
           Increase in other assets ................................      (250)      (393)
           Increase in other liabilities ...........................        15         54
                                                                            --         --
              Net cash (used in) provided by operating activities ..      (718)       821

Cash Flows From Investing Activities:
     Investment in subsidiaries ....................................      (200)      (232)
                                                                          ----       ----
              Net cash used in investing activities ................      (200)      (232)

Cash Flows From Financing Activities:
     Net decrease in borrowed funds ................................        --       (500)
     Payments for cash dividends ...................................      (478)      (502)
     Issuance of junior subordinated debt ..........................        --      7,732
     Proceeds from exercise of stock options .......................         6
     Purchase of common stock ......................................      (564)    (2,151)
                                                                          ----     ------
              Net cash (used in) provided by financing activities ..    (1,036)     4,579

              Net (decrease) increase in cash and cash equivalents .    (1,954)     5,168
     Cash and cash equivalents at beginning of year ................     5,452        284
                                                                         -----       ----
     Cash and cash equivalents at the end of the year ..............   $ 3,498    $ 5,452
                                                                       -------    -------


                                                Quarterly Financial Data (Unaudited)


The following is a summary of financial data by quarter end for the years ended December 31, 2001 and 2000:


                                                    2001                                               2000

                                    1st         2nd           3rd          4th          1st          2nd          3rd          4th
                                  Quarter     Quarter       Quarter      Quarter      Quarter      Quarter      Quarter      Quarter

                                                            (In thousands, except share data)

Selected Operating Data:
Interest income ............     $   6038   $    5,907   $    5,565   $    5,435   $    5,430   $    5,251   $    5,109   $    5,203
Interest expense ...........        3,145        3,039        2,638        2,411        2,955        2,736        2,715        2,737
                                    -----        -----        -----        -----        -----        -----        -----        -----
Net interest income ........        2,893        2,868        2,927        3,024        2,475        2,515        2,394        2,466
Provision for loan losses ..         --           --             75           75          150         --           --           --
                                     ---          ---           ---          ---          ---         ---          ---          ---

Net interest income
     after provision for
     loan losses ...........        2,893        2,868        2,852        2,949        2,325        2,515        2,394        2,466
Other operating income .....          430          506          570          633          379          428          443          316
Other operating expenses ...        2,495        2,608        2,761        2,852        2,029        2,112        2,125        2,366
                                    -----        -----        -----        -----        -----        -----        -----        -----
Income before income taxes .          828          766          661          730          675          831          712          416
Income taxes ...............          283          264          226          250          223          282          237          138
                                      ---          ---          ---          ---          ---          ---          ---          ---
Net income .................   $      545   $      502   $      435   $      480   $      452   $      549   $      475   $      278
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Basic earnings per share ...   $      .37   $      .35   $      .30   $      .33   $      .27   $      .33   $      .30   $      .18
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Diluted earnings per share .   $      .37   $      .34   $      .29   $      .33   $      .27   $      .33   $      .30   $      .18
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Basic weighted average
     common shares
     outstanding ...........    1,478,537    1,453,986    1,439,676    1,439,926    1,646,326    1,639,293    1,596,201    1,504,698
Diluted weighted average
     common shares
     outstanding ...........    1,492,107    1,468,786    1,480,125    1,470,975    1,646,326    1,639,293    1,599,020    1,510,382

                          Independent Auditors' Report


To The Stockholders And Board of Directors of Long Island Financial Corp.:

     We have audited the accompanying consolidated balance sheets of Long Island Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Island Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Melville, New York
January 25, 2002

 Capital  Stock

     The common stock of Long Island Financial Corp. trades on the Nasdaq National Market under the symbol "LICB". The following table shows the high and low sales price of the common stock and the dividends declared during the period indicated in 2001 and 2000.

                                                         Dividends
                                High           Low       Declared


   2001
           1st Quarter         $ 15.25      $ 13.00       $ 0.08
           2nd Quarter         $ 18.55      $ 13.00       $ 0.08
           3rd Quarter         $ 20.00      $ 15.50       $ 0.08
           4th Quarter         $ 18.25      $ 15.01       $ 0.09

   2000
           1st Quarter         $ 11.63      $ 10.13       $ 0.08
           2nd Quarter         $ 11.75      $ 10.13       $ 0.08
           3rd Quarter         $ 14.63      $ 11.13       $ 0.08
           4th Quarter         $ 13.63      $ 12.44       $ 0.08




At December 31, 2001, there were approximately 329 shareholders of record not including the number of persons or entities holding stock in nominee or street name though various brokers and banks. There were 1,439,926 shares of common stock outstanding at December 31, 2001.

 EXHIBIT 23.      CONSENT OF EXPERTS AND COUNSEL

                                            Independent Auditors' Consent


 The Board of Directors
 Long Island Financial Corp.:

We consent to incorporation by reference in the Registration Statements (Nos. 333-86111 and 333-83758) on Form S-8 and Registration Statements (Nos. 333-63971) on Form S-4 of Long Island Financial Corp. of our report dated January 25, 2002, relating to the consolidated balance sheets of Long Island Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which report is incorporated by reference in the December 31, 2001 Annual Report on Form 10-K of Long Island Financial Corp.

 /s/ KPMG LLP

 KPMG, LLP
 Melville, New York
 March 28, 2002