Form 10-Q
period 2002-03-31
LONG ISLAND FINANCIAL CORP
filed 2002-05-14
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)      Quarterly Report Pursuant to Section 13 or 15(d) of
     _X_               the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                                         OR
     _ _     Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the transition period from ______ to _______

                       Commission File No.:     0-29826
                                            --------------

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

The registrant had 1,446,226 shares of Common Stock outstanding as of May 10, 2002.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX
                                                                      Page
PART I - FINANCIAL INFORMATION                                       Number

ITEM 1. Consolidated Financial Statements - Unaudited
        Consolidated Balance Sheets at March 31, 2002
              and December 31, 2001                                     2
        Consolidated Statements of Earnings for the Three Months
        Ended March 31, 2002 and 2001                                   3
        Consolidated Statement of Changes in Stockholders' Equity
              for the Three Months Ended March 31, 2002                 4
        Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2002 and 2001                             5
        Notes to Consolidated Financial Statements                      7
ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk     16

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                              18
ITEM 2. Changes in Securities and Use of Proceeds                      18
ITEM 3. Defaults Upon Senior Securities                                18
ITEM 4. Submission of Matters to a Vote of Security Holders            18
ITEM 5. Other Information                                              18
ITEM 6. Exhibits and Reports on Form 8-K                               18
        Signatures                                                     19



===============================================================================
Statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
===============================================================================



PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                                                                                        March 31,      December 31,
                                                                                                          2002             2001
                                                                                                          ----             ----
                                                                                                                (Unaudited)
                                                                                                                 ---------
Assets:
Cash and due from banks.......................................................................         $  12,153          $  30,347
Interest earning deposits ....................................................................                28                279
              Total cash and cash equivalents ................................................            12,181             30,626
                                                                                                          ------             ------
Securities held-to-maturity (fair value $13,003 and $12,937, respectively) ...................            12,451             12,457
Securities available-for-sale, at fair value .................................................           147,876            201,967
Federal Home Loan Bank stock, at cost ........................................................             3,475              2,858
Loans, net of unearned income and deferred fees ..............................................           187,321            178,797
Less allowance for loan losses ...............................................................            (2,103)            (2,028)
                                                                                                          ------             ------
              Loans, net .....................................................................           185,218            176,769
Premises and equipment, net ..................................................................             3,172              2,929
Accrued interest receivable ..................................................................             2,421              2,121
Bank owned life insurance ....................................................................             6,576              6,495
Prepaid expenses and other assets ............................................................             1,963              2,168
                                                                                                           -----              -----
              Total assets....................................................................         $ 375,333          $ 438,390
                                                                                                         =======            =======

Liabilities and Stockholders' Equity:
Deposits:
    Demand deposits ..........................................................................         $  62,166          $  61,502
    Savings deposits .........................................................................            46,794             43,032
    NOW and money market deposits ............................................................            40,509            111,058
    Time certificates issued in excess of $100,000 ...........................................            34,131             35,861
    Other time deposits ......................................................................            90,249             94,464
                                                                                                          ------             ------
              Total deposits .................................................................           273,849            345,917
Federal funds purchased and securities sold under agreements
    to repurchase ............................................................................            12,800              4,500
Other borrowings .............................................................................            55,000             55,000
Accrued expenses and other liabilities .......................................................             3,998              4,346
                                                                                                           -----              -----
              Total liabilities ..............................................................           345,647            409,763
                                                                                                         -------            -------
Guaranteed preferred beneficial interest in junior subordinated debentures
                                                                                                           7,500              7,500
Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares, authorized;
    1,783,126 and 1,776,826 shares issued respectively;
    1,446,226 and 1,439,926 outstanding, respectively) .......................................                18                 18
    Surplus ..................................................................................            20,281             20,191
    Accumulated surplus ......................................................................             5,911              5,323
    Accumulated other comprehensive income (loss) ............................................               154               (227)
    Treasury stock, at cost, (336,900 shares in 2002 and 2001) ...............................            (4,178)            (4,178)
                                                                                                          ------             ------
              Total stockholders' equity .....................................................            22,186             21,127
                                                                                                          ------             ------
    Total liabilities and stockholders' equity ...............................................         $ 375,333          $ 438,390
                                                                                                         =======            =======



See accompanying notes to consolidated financial statements

                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                           For the Three Months
                                                              Ended March 31,
                                                            2002          2001
                                                            ----          ----
Interest income:
     Loans ........................................       $ 3,412       $ 3,029
     Securities ...................................         2,329         2,755
     Federal funds sold ...........................            27           250
     Earning deposits .............................             2             4
                                                                -             -
         Total interest income ....................         5,770         6,038
                                                            -----         -----

Interest expense:
     Savings deposits .............................           153           283
     NOW and money market deposits ................           192           387
     Time certificates issued in excess of $100,000           227           649
     Other time deposits ..........................         1,082         1,293
     Borrowed funds ...............................           665           533
                                                              ---           ---
         Total interest expense ...................         2,319         3,145
                                                            -----         -----

         Net interest income ......................         3,451         2,893
                                                            -----         -----
Provision for loan losses .........................            90             -
                                                               --             -
         Net interest income after provision
         for loan losses ..........................         3,361         2,893
                                                            -----         -----

Other operating income:
     Service charges on deposit accounts ..........           419           259
     Net loss on sale of securities ...............            --           (53)
     Earnings on bank owned life insurance ........            96            89
     Net gain on sale of residential loans ........           163            66
     Other ........................................           119            69
                                                              ---            --
         Total other operating income .............           797           430
                                                              ---           ---

Other operating expenses:
     Salaries and employee benefits ...............         1,449         1,164
     Occupancy expense ............................           214           176
     Premises and equipment expense ...............           290           216
     Capital securities ...........................           199           199
     Other ........................................           913           740
                                                              ---           ---
         Total other operating expenses ...........         3,065         2,495
                                                            -----         -----

         Income before income taxes ...............         1,093           828
                                                            -----           ---

Income taxes ......................................           375           283
                                                              ---           ---

         Net income ...............................       $   718       $   545
                                                      ===========   ===========

Basic earnings per share ..........................       $   .50       $   .37
                                                      ===========   ===========
Diluted earnings per share ........................       $   .49       $   .37
                                                      ===========   ===========
Weighted average basic shares outstanding .........     1,440,405     1,478,537
                                                      ===========   ===========
Weighted average diluted shares outstanding .......     1,472,264     1,492,107
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.



                           LONG ISLAND FINANCIAL CORP.
                             Consolidated Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)
                        (In thousands, except share data)
                                                                                                 Accumulated
                                                                                                    Other
                                                              Common               Accumulated  Comprehensive   Treasury
                                                               Stock     Surplus      Surplus    (Loss)/Income   Stock        Total

Balance at December 31, 2001 ...........................     $    18      20,191       5,323         (227)      (4,178)      21,127

Comprehensive income:
     Net income ........................................        --          --           718         --           --            718
         Other comprehensive income,
               net of tax:
         Unrealized gain in available-
              for-sale securities, net of
              reclassification adjustment ..............        --          --          --            381         --            381
                                                                                                                                ---

Total comprehensive income .............................        --          --          --           --           --          1,099

Exercise of stock options and related
     tax benefit (6,300 shares) ........................        --            90        --           --           --             90

Dividends declared ($.09 per common share) .............        --          --          (130)        --           --           (130)
                                                               ----        ----         ----        ----         ----          ----

Balance at March 31, 2002 ..............................     $    18      20,281       5,911          154       (4,178)      22,186
                                                             =======      ======       =====          ===       ======       ======






See accompanying notes to consolidated financial statements.


                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                                            For the Three Months
                                                                                                               Ended March 31,
                                                                                                          2002                2001
                                                                                                          ----                ----
Cash flows from operating activities:
     Net income ..........................................................................          $      718           $      545
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Provision for loan losses ..................................................                  90                 --
              Depreciation and amortization ..............................................                 222                  163
              Amortization of premiums, net of discount accretion ........................                 328                 (644)
              Net loss on sale of securities .............................................                --                     53
              Loans originated for sale, net of proceeds
                  from sales and gains ...................................................                 716                 (135)
              Net deferred loan origination fees .........................................                  57                    7
              Earnings on bank owned life insurance ......................................                 (96)                 (89)
              Deferred income taxes ......................................................                 (44)                 (10)
              Changes in other assets and liabilities
                  Accrued interest receivable ............................................                (300)                (280)
                  Prepaid expenses and other assets ......................................                  47                  137
                  Accrued expenses and other liabilities .................................                (348)                 363
                                                                                                          ----                  ---
         Net cash provided by operating activities .......................................               1,390                  110
                                                                                                         -----                  ---

Cash flows from investing activities:
     Purchases of securities held-to-maturity, available-for-sale ........................            (304,368)            (544,773)
     Net purchase of Federal Home Loan Bank stock ........................................                (617)                --
     Proceeds from the sale of securities available-for-sale .............................                --                 25,470
     Proceeds from maturities of securities ..............................................             347,125              544,999
     Principal repayments on securities ..................................................              11,610                3,697
     Loan originations net of principal repayments .......................................              (9,312)             (11,739)
     Purchase of premises and equipment ..................................................                (465)                (213)
                                                                                                          ----                 ----
         Net cash provided by investing activities .......................................              43,973               17,441
                                                                                                        ------               ------

Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW,
         and money market accounts .......................................................             (66,123)             (39,270)
     Net (decrease) increase in certificates of deposit ..................................              (5,945)              22,139
     Net increase in federal funds purchased and securities sold
         under agreement to repurchase ...................................................               8,300                 --
     Net increase in other borrowings ....................................................                --                 14,000
     Exercise of stock options ...........................................................                  90                 --
     Payments of cash dividends ..........................................................                (130)                (118)
     Purchase of treasury stock ..........................................................                --                   (216)
                                                                                                          ----                 ----
         Net cash used in financing activities ...........................................             (63,808)              (3,465)
                                                                                                       -------               ------

         Net (decrease) increase in cash and cash equivalents ............................             (18,445)              14,086

Cash and cash equivalents at beginning of period .........................................              30,626               16,208
                                                                                                        ------               ------
Cash and cash equivalents at end of period ...............................................          $   12,181           $   30,294
                                                                                                     =========            =========

                                                                                                        (Continued)



                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                            For the Three Months
                                                                                                               Ended March 31,
                                                                                                          2002                2001

Supplemental disclosure of cash flow information

Cash paid during the period for:
     Interest ....................................................................                      $ 2,785              $ 2,693
                                                                                                        =======              =======

     Income taxes ................................................................                      $    32              $  --
                                                                                                        =======              ======



See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's 2001 Annual Report on Form 10-K.




2.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                 March 31, 2002             December 31, 2001
                                                                 --------------             -----------------
                                                             Amortized        Fair        Amortized       Fair
                                                               Cost           Value         Cost          Value
                                                          --------------  --------------------------- -------------
                                                                                (In thousands)
    Held-to-maturity:
    Corporate debt                                          $  12,451        13,003     $  12,457         12,937
                                                               ------        ------        ------         ------
         Total held-to-maturity                             $  12,451        13,003     $  12,457         12,937
                                                               ======        ======        ======         ======

    Available-for-sale:
    U.S. Government and Agency Obligations                  $  36,933        36,576     $  89,930         89,732
    Mortgage-backed securities:
       GNMA                                                    79,921        80,264        85,171         85,021
       FHLMC                                                    9,435         9,372         4,402          4,304
       FNMA                                                    19,330        19,661        20,803         20,918
    Corporate debt                                              2,016         2,003         2,017          1,992
                                                                -----         -----         -----          -----
        Total securities available-for-sale                 $ 147,635       147,876     $ 202,323        201,967
                                                              =======       =======       =======        =======


3.       LOANS, NET

Loans, net, are summarized as follows:

                                                           March 31, 2002                December 31, 2001
                                                           --------------                -----------------
                                                                       (Dollars in thousands)

       Commercial and industrial loans                 $  45,622     23.9 %           $  43,972      24.2 %
       Commercial real estate loans                      120,972     63.5               116,646      64.2
       Automobile loans                                   21,982     11.5                18,300      10.1
       Consumer loans                                      1,238       .4                 1,312        .7
       Residential real estate loans held-for-sale           756       .7                 1,472        .8
                                                             ---       --                 -----        --
                                                         190,570    100.0 %             181,702     100.0 %
       Less:
         Unearned income                                   2,545                          2,258
         Deferred fees, net                                  704                            647
         Allowance for loan losses                         2,103                          2,028
                                                           -----                          -----
                                                       $ 185,218                      $ 176,769
                                                         =======                        =======

4.       RECENT DEVELOPMENTS

On February 27, 2002 the Board of Directors of the Company declared a quarterly dividend of nine cents ($0.09) per common share. The dividend was paid on April 1, 2002, to shareholders of record as of March 22, 2002.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company's consolidated balance sheets or consolidated statements of earnings upon adoption of SFAS No. 144 on January 1, 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that other intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Amortizing intangible assets must also be reviewed for impairment. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entities fiscal year. There was no impact on the Company's balance sheets or consolidated statements of earnings upon adoption of SFAS No. 142, on January 1, 2002.

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General

The principal business of Long Island Financial Corp., a financial holding company, currently consists of the operation of a wholly-owned subsidiary, Long Island Commercial Bank. Long Island Commercial Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and in surrounding communities in Suffolk and Nassau counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers.

Financial Condition

The Company's total assets were $375.3 million as of March 31, 2002, compared to $438.4 million at December 31, 2001. The decrease in cash and cash equivalents of $18.4 million, or 60.2%, was attributable to a decrease in seasonal municipal balances on deposit at December 31, 2001 that were not on deposit on March 31, 2002. Loans, net of unearned income and deferred fees, increased $8.5 million, or 4.8%, from $178.8 million at December 31, 2001, to $187.3 million at March 31, 2002, reflecting increases in commercial and industrial, commercial real estate, and automobile loans. Securities available-for-sale decreased $54.1 million, or 26.8%, as proceeds from the maturing short term U.S. Government and agency obligations purchased in December 2001 were used to pay the maturing seasonal municipal deposits. Prepaid expenses and other assets decreased $205,000, or 9.5%, from $2.2 million at December 31, 2001, to $2.0 million at March 31, 2002, primarily due to the decrease in the deferred tax asset, which, in turn, was directly related to the change in accumulated other comprehensive income (loss) during the period.

Total deposits decreased $72.1 million, or 20.8%, from $345.9 million at December 31, 2001 to $273.8 million at March 31, 2002, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $70.5 million, or 63.5%, from $111.1 million at December 31, 2001 to $40.5 million at March 31, 2002, is attributable to the timing of seasonal municipal deposits on deposit at December 31, 2001, which were not on deposit at March 31, 2002. In addition, time deposits issued in excess of $100,000, declined $1.7 million, or 4.8%, and other time deposits declined $4.2 million, or 4.5%. The effects of those declines were offset in part by an increase in savings deposits of $3.8 million, or 8.7%, from $43.0 million at December 31, 2001 to $46.8 million at March 31, 2002.

Stockholders' equity increased $1.1 million to $22.2 million at March 31, 2002 compared to $21.1 million at December 31, 2001. Increases to stockholders equity included net income amounting to $718,000 for the quarter ended March 31, 2002 and a decrease in the accumulated other comprehensive loss on securities available-for-sale of $381,000. Offsetting those increases were dividends declared of $130,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables sets forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months ended March 31, 2002, and 2001, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Although they are not material, average balances and yields include non-accrual loans.

                                                               Three Months Ended March 31,
                                                 -----------2002-----------               -----------2001-----------
                                                                       Average                                   Average
                                              Average                  Yield /         Average                   Yield /
                                              Balance     Interest      Cost           Balance     Interest       Cost
Interest earning assets:                                                  (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits          $   7,079      $    29       1.64 %       $  18,870      $   254       5.38 %
     Securities net (1)                       186,863        2,329       4.99           170,497        2,743       6.44
     Municipal obligations (2)                      -            -          -             1,167           17       5.83
     Loans, net (3)                           179,092        3,412       7.62           136,320        3,029       8.89
                                              -------        -----       ----           -------        -----       ----
         Total interest-earning assets        373,034        5,770       6.19           326,854        6,043       7.40
Non-interest-earning assets                    33,123                                    22,801
                                               ------                                    ------
Total assets                                $ 406,157                                 $ 349,655
                                              =======                                   =======

Interest-bearing liabilities:
     Savings deposits                       $  46,214      $   153       1.32         $  34,237      $   283       3.31
     NOW and money market deposits             73,412          192       1.05            70,843          387       2.19
     Certificates of deposit                  132,081        1,309       3.96           125,703        1,942       6.18
                                              -------        -----       ----           -------        -----       ----
         Total interest-bearing deposits      251,707        1,654       2.63           230,783        2,612       4.53
     Borrowed funds                            57,953          665       4.59            42,204          533       5.05
                                               ------          ---       ----            ------          ---       ----
         Total interest-bearing liabilities   309,660        2,319       3.00           272,987        3,145       4.61
Other non-interest bearing liabilities         74,492                                    56,907
                                               ------                                    ------
Total liabilities                             384,152                                   329,894
Stockholders' equity                           22,005                                    19,761
                                               ------                                    ------
Total liabilities and
     stockholders' equity                   $ 406,157                                 $ 349,655
                                              =======                                   =======

Net interest income/
     interest rate spread (4)                              $ 3,451       3.19 %                      $ 2,898       2.79 %
                                                             =====       ----                          =====       ====

Net interest margin (5)                                                  3.70 %                                    3.55 %
                                                                         ====                                      ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                        1.20                                      1.20
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

Comparison  of  Operating  Results for the Three Months Ended March 31, 2002 and
2001

General

The Company reported net income of $718,000, or basic earnings per share of $.50 and diluted earnings per share of $.49 for the quarter ended March 31, 2002, compared to $545,000, or basic and diluted earnings per share of $.37 for the prior year period. The increase in net income was attributable primarily to a $468,000, or 16.2% increase in net interest income after provision for loan losses and an increase in other operating income of $367,000, or 85.3%. Offsetting these increases was a $570,000, or 22.8% increase in other operating expenses.

Interest Income

Interest income, on a fully taxable equivalent basis, decreased $273,000, or 4.5 %, from $6.0 million for the three months ended March 31, 2001, to $5.8 million for the three months ended March 31, 2002. The average balance of total interest-earning assets increased $46.1 million, or 14.1%, from $326.9 million for the three months ended March 31, 2001, to $373.0 million for the three months ended March 31, 2002. The average balance of federal funds sold and interest earning deposits decreased from $18.9 million at March 31, 2001, to $7.1 million at March 31, 2002. The average balance of securities, net, (exclusive of municipal obligations) increased $16.4 million, or 9.6%, as the average yield decreased 145 basis points to 4.99% for the three months ended March 31, 2002, compared to 6.44% for the 2001 period. The average balance of loans, net, increased $42.8 million, or 31.4% from $136.3 million for the three months ended March 31, 2001, to $179.1 million for the 2002 period. The average yield on loans receivable, net, decreased 127 basis points from 8.89% for the 2001 period, to 7.62% for the three months ended March 31, 2002. The decrease in yields on loans and investment securities was attributable to the declining interest rate environment experienced during 2001.

Interest Expense

Interest expense decreased $826,000, or 26.3%, from $3.1 million for the three months ended March 31, 2001, to $2.3 million for the three months ended March 31, 2002, primarily as a result of the 11 reductions in short term interest rates by the Federal Open Market Committee of the Federal Reserve Board. Notwithstanding the decline in interest rates paid on deposits, the Bank increased the average balance of total interest-bearing liabilities 13.4% from $273.0 million for the three months ended March 31, 2001, to $309.7 million for the three months ended March 31, 2002. The average rate paid on interest bearing deposits decreased 190 basis points from 4.53% paid for the 2001 period to 2.63% paid for 2002 period. The average balance of savings deposits increased by $12.0 million, or 35.0%, and the average balance of NOW and money market deposits increased by $2.6 million, or 3.6%, from period to period. The average balance of certificates of deposit increased $6.4 million, or 5.1%, as the Company utilized time deposits issued in excess of $100,000 as an alternative funding source. The average cost of borrowed funds decreased 46 basis points from 5.05% for the 2001 period, to 4.59% for the three months ended March 31, 2002, as a result of lower market interest rates.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $553,000, or 19.1%, from $2.9 million for the three months ended March 31, 2001, to $3.5 million for the three months ended March 31, 2002, as the cost of total interest-bearing liabilities decreased more than the yield on interest-earning assets. The average cost of total interest-bearing liabilities for the period decreased 161 basis points from 4.61% in the 2001 period to 3.00% in the 2002 period. The average yield on total interest-earning assets for the period decreased 121 basis points from 7.40% in the 2001 period to 6.19% in the 2002 period. The net interest rate spread increased by 40 basis points from 2.79% in the 2001 period, to 3.19% in the 2002 period.

Provision for Loan Losses

The Company's provision for loan losses was $90,000 for the three months ended March 31, 2002. The Company made no provision for loan losses for the three months ended March 31, 2001. The decision to make a quarterly provision, and the amount of the provision, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $2.1 million at March 31, 2002 and $1.9 million at March 31, 2001. The allowance for loan losses as a
percentage   of  loans  was  1.12%  and  1.26%  at  March  31,  2002  and  2001,
respectively.

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

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans, which are past due, more than 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.


                                                                March 31, 2002         December 31, 2001
                                                                           (In thousands)

Non-accrual loans:
     Commercial and industrial loans                               $     135               $     153
     Consumer loans                                                        9                      25
                                                                           -                      --
         Total non-accrual loans                                         144                     178

     Loans contractually past due 90 days or
     more, other than non-accruing (2)                                   --                      --
                                                                        ----                    ----

         Total non-performing loans                                $     144               $     178
                                                                         ===                     ===

Allowance for loan losses as a percentage
     of loans (1)                                                       1.12  %                 1.13  %
Allowance for loan losses as a percentage
     of total non-performing loans                                   1460.42  %              1139.33  %
Non-performing loans as a percentage of loans (1)                        .08  %                  .10  %


(1)      Loans include loans, net, excluding the allowance for  loan losses.
(2) Excludes $105,000 of loans at March 31, 2002, and $108,000 of loans at December 31, 2001, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The
         Bank is in the process of renewing these obligations and/or awaiting anticipated repayment.



Other Operating Income

Other operating income increased $367,000, or 85.3%, to $797,000 for the three months ended March 31, 2002. Service charges on deposit accounts increased $160,000, or 61.8%, reflecting a change in the Bank's overall deposit fee structure, growth in the depositor base, and the introduction of new electronic banking services. Included in other operating income was a $97,000, or 147.0%, increase in net gain on sale of residential loans as a result of an overall increase in residential mortgage loan production resulting from a more favorable interest rate environment. During the quarter ended March 31, 2001, the Company engaged in a securities transaction resulting in a loss of $53,000. Contingent upon market conditions, the Company periodically evaluates repositioning the securities portfolio to improve future net interest income and net income.

Other Operating Expense

Other operating expenses increased $570,000, or 22.8%, from $2.5 million for the three months ended March 31, 2001, to $3.1 million for the three months ended March 31, 2002. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended March 31, 2002 are a result of the Bank's branch expansion plan.

Income Taxes

Income taxes increased $92,000, or 32.5%, from $283,000 for the three months ended March 31, 2001, to $375,000 for the three months ended March 31, 2002, as a result of the increase in income before income taxes. The effective tax rates for the three months ended March 31, 2002 and March 31, 2001 were 34.3% and 34.2%, respectively.


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

The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. During the quarter ended March 31, 2002, the Company's average minimum liquidity level was 31.2%. Average balances are derived from average daily balances.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.9% of the Company's assets at March 31, 2002, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At March 31, 2002, the Company's borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible advances are secured by various mortgage-backed and callable U.S. agency securities. At March 31, 2002, convertible and medium term advances outstanding were as follows:


                                                         Interest             Call                 Contractual
                                       Amount              Rate               Date                  Maturity

      Convertible advance          $ 14,000,000            5.49 %          02/19/2003              02/19/2008
      Convertible advance            15,000,000            4.59            04/22/2002              01/21/2009
      Convertible advance            14,000,000            4.97            01/19/2004              01/19/2011
      Convertible advance             3,000,000            4.11            12/11/2005              12/11/2011
      Medium term advance             4,000,000            3.31            12/11/2003              12/11/2003
      Medium term advance             5,000,000            3.99            12/13/2004              12/13/2004
                                      ---------
                Total              $ 55,000,000


The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the three months ended March 31, 2002, and 2001, the Company's purchases of securities were classified available-for-sale and totaled $304.4 million and $540.4 million, respectively. Loan originations, net of principal repayments on loans, totaled $9.3 million and $11.7 million, for the three months ended March 31, 2002, and 2001, respectively. Those activities were funded primarily by borrowings, and principal repayments and maturities of securities.


Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2001, the most recent notification from the federal banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 2002, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 6.43%, 11.38%, and 12.30%, respectively.

On May 24, 2001, the Company announced a plan for a stock repurchase program to acquire an additional 75,000 shares of the outstanding common stock of the Company. As of March 31, 2002, no repurchases have been made under this program. The plan for the repurchase program was undertaken because management believed that the repurchase of shares would enhance shareholder value and provide additional liquidity for otherwise thinly traded shares. The repurchase program, which remains in effect, generally will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. Management does not believe the stock repurchase will adversely affect the strong liquidity or capital positions of the Company, its designation as well-capitalized or its compliance with established regulatory capital requirements. At March 31, 2002, the Company holds 336,900 shares of treasury stock at an average cost of $12.40 per share.

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

At March 31, 2002, 63.3% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.3 years. At such date, $42.3 million, or 25.8%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
5.8 years. At March 31, 2002, the Company had $55.8 million of certificates of deposit with maturities of one year or less and $34.1 million of deposits over $100,000, which tend to be less stable sources of funding, when compared to core deposits, and which represented 32.2% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate loans. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At March 31, 2002, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:




             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                  $ Change          % Change
           ---------------             --------      --------                  ---------         --------
                                                          (Dollars in thousands)

                 200                   $  381            2.43 %               $ (2,726)          (11.18) %
                 100                      235            1.50                   (1,478)           (6.06)
              Static                       -               -                        -                -
                (100)                    (326)          (2.08)                      85              .35
                (200)                    (756)          (4.83)                     588             2.41


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



                                      LONG ISLAND FINANCIAL CORP.
                                      (Registrant)



Date:    May 14, 2002        By:      /s/ Douglas C. Manditch
                                      -----------------------
                                      Douglas C. Manditch
                                      President and Chief Executive Officer


Date:    May 14, 2002        By:      /s/ Thomas Buonaiuto
                                      --------------------
                                      Thomas Buonaiuto
                                      Vice President and Treasurer


Exhibit 11.0      Statement Regarding Computation Of Per Share Earnings

                                                                                                     For the Three Months
                                                                                                        Ended March 31,
                                                                                                       2002         2001
                                                                                                       ----         ----

Net income available to common shareholders .....................................................   $  718,000   $  545,000

Total weighted average common shares outstanding ................................................    1,440,405    1,478,537

Basic earnings per common share .................................................................   $      .50   $      .37
                                                                                                    ==========   ==========

Total weighted average common shares outstanding ................................................    1,440,405    1,478,537
                                                                                                    ==========   ==========

Dilutive effect of stock options using the treasury stock method.................................       31,859       13,570
                                                                                                        ------       ------

Total average common and common equivalent shares ...............................................    1,472,264    1,492,107
                                                                                                    ==========   ==========

Diluted earnings per share ......................................................................   $      .49   $      .37
                                                                                                    ==========   ==========
