Form 10-Q
period 2002-06-30
LONG ISLAND FINANCIAL CORP
filed 2002-08-14
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)       Quarterly Report Pursuant to Section 13 or 15(d) of
      _X_                the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 2002
                                           OR
      _   _     Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; Yes ( ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 1,446,226 shares of Common Stock outstanding as of August 9, 2002.




                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                                        INDEX
                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                         Number

ITEM 1.       Consolidated Financial Statements - Unaudited

              Consolidated Balance Sheets at June 30, 2002
                    and December 31, 2001                                                                  2
              Consolidated Statements of Earnings for the Three Months and Six
              Months Ended June 30, 2002 and 2001                                                          3
              Consolidated Statement of Changes in Stockholders' Equity
                    for the Six Months Ended June 30, 2002                                                 4
              Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2002 and 2001                                                           5
              Notes to Consolidated Financial Statements                                                   6

ITEM 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                    8

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                  18

PART II  - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                           19
ITEM 2.       Changes in Securities and Use of Proceeds                                                   19
ITEM 3.       Defaults Upon Senior Securities                                                             19
ITEM 4.       Submission of Matters to a Vote of Security Holders                                         19
ITEM 5.       Other Information                                                                           19
ITEM 6.       Exhibits and Reports on Form 8-K                                                            19
              Signatures                                                                                  20




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



PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)
                                                                               June 30,          December  31,
                                                                                 2002                2001
                                                                                 ----                ----
Assets:
Cash and due from banks                                                      $   14,041         $   30,347
Interest earning deposits                                                           342                279
Federal funds sold                                                               29,900                  -
                                                                                 ------               ----
              Total cash and cash equivalents                                    44,283             30,626
Securities held-to-maturity  (fair value of $13,205 and $12,937, respectively)   12,454             12,457
Securities available-for-sale, at fair value                                    153,644            201,967
Federal Home Loan Bank stock, at cost                                             3,585              2,858
Loans, net of unearned income and deferred fees                                 192,920            178,797
Less allowance for loan losses                                                   (2,144)            (2,028)
                                                                                 ------            -------
              Loans, net                                                        190,776            176,769
Premises and equipment, net                                                       3,035              2,929
Accrued interest receivable                                                       2,211              2,121
Bank owned life insurance                                                         6,657              6,495
Prepaid expenses and other assets                                                 1,309              2,168
                                                                                  -----              -----
              Total assets                                                   $  417,954         $  438,390
                                                                                =======            =======

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                          $   67,692         $   61,502
    Savings deposits                                                             66,768             43,032
    NOW and money market deposits                                                71,727            111,058
    Time certificates issued in excess of $100,000                               29,534             35,861
    Other time deposits                                                          92,107             94,464
                                                                                 ------             ------
              Total deposits                                                    327,828            345,917
Federal funds purchased and securities sold under agreements
    to repurchase                                                                     -              4,500
Other borrowings                                                                 55,000             55,000
Accrued expenses and other liabilities                                            3,717              4,346
                                                                                  -----              -----
              Total liabilities                                                 386,545            409,763
                                                                                -------            -------

Guaranteed preferred beneficial interest in junior subordinated
    debentures                                                                    7,500              7,500
                                                                                  -----              -----

Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares, authorized;
        1,783,126 shares issued; 1,446,226 and 1,439,926
        shares outstanding, respectively)                                            18                 18
    Surplus                                                                      20,281             20,191
    Accumulated surplus                                                           6,580              5,323
    Accumulated other comprehensive income (loss)                                 1,208               (227)
    Treasury stock at cost, (336,900 shares in 2002 and 2001)                    (4,178)            (4,178)
                                                                                 -------            -------
              Total stockholders' equity                                         23,909             21,127
                                                                                 ------             ------
              Total liabilities and stockholders' equity                     $  417,954         $  438,390
                                                                                =======            =======

See accompanying notes to consolidated financial statements.



                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                For the Three Months          For the Six Months
                                                                   Ended June 30,               Ended June 30,
                                                                   --------------               --------------
                                                                 2002          2001           2002        2001
                                                                 ----          ----           ----        ----
Interest income:
     Loans                                                     $ 3,610      $  3,193      $   7,022    $  6,222
     Securities                                                  2,267         2,568          4,596       5,323
     Federal funds sold                                             27           144             54         394
     Earning deposits                                                2             2              4           6
                                                                     -             -              -           -
            Total interest income                                5,906         5,907         11,676       11,945
                                                                 -----         -----         ------       ------

Interest expense:
     Savings deposits                                              248           280            401         563
     NOW and money market deposits                                 221           325            413         712
     Time certificates issued in excess of $100,000                191           545            418       1,194
     Other time deposits                                           980         1,321          2,062       2,614
     Borrowed funds                                                669           568          1,334       1,101
                                                                   ---           ---          -----       -----
         Total interest expense                                  2,309         3,039          4,628       6,184
                                                                 -----         -----          -----       -----

         Net interest income                                     3,597         2,868          7,048       5,761
                                                                 -----         -----          -----       -----

Provision for loan losses                                           60             -            150           -
                                                                    --         -----            ---       -----

         Net interest income after provision
             for loan losses                                     3,537         2,868          6,898       5,761
                                                                 -----         -----         ------       -----

Other operating income:
     Service charges on deposit accounts                           423           272            842         531
     Net loss on sale of securities                                  -             -              -         (53)
     Net gain on sale of residential loans                         173            89            336         155
     Earnings on bank owned life insurance                          96            90            192         179
     Other                                                          99            55            218         124
                                                                    --            --            ---         ---
         Total other operating income                              791           506          1,588         936
                                                                   ---           ---          -----         ---

Other operating expenses:
     Salaries and employee benefits                              1,513         1,234          2,962       2,398
     Occupancy expense                                             215           197            429         373
     Premises and equipment expense                                292           232            582         448
     Capital securities                                            206           200            405         399
     Other                                                         883           745          1,796       1,485
                                                                   ---           ---          -----       -----
         Total other operating expenses                          3,109         2,608          6,174       5,103
                                                                 -----         -----          -----       -----

         Income before income taxes                              1,219           766          2,312       1,594
                                                                 -----           ---          -----       -----

Income taxes                                                       420           264            795         547
                                                                   ---           ---            ---         ---

         Net income                                            $   799      $    502      $   1,517    $  1,047
                                                                   ===           ===          =====       =====

Basic earnings per share                                       $   .55      $    .35      $    1.05    $    .71
                                                                   ===           ===           ====         ===
Diluted earnings per share                                     $   .53      $    .34      $    1.02    $    .71
                                                                   ===           ===           ====         ===
Weighted average shares outstanding                          1,446,226     1,453,986      1,443,332   1,466,194
                                                             =========     =========      =========   =========
Diluted weighted average shares outstanding                  1,497,044     1,468,786      1,486,930   1,480,610
                                                             =========     =========      =========   =========

See accompanying notes to consolidated financial statements.



                           LONG ISLAND FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                        (In thousands, except share data)
                                                                                          Accumulated
                                                                                             other
                                                Common                  Accumulated      comprehensive   Treasury
                                                  stock       Surplus     surplus        (loss)/income     stock      Total
                                                  -------------------------------------------------------------------------

Balance at December 31, 2001                    $   18         20,191       5,323            (227)       (4,178)     21,127

Comprehensive income:
     Net income                                      -              -       1,517                -             -      1,517
         Other comprehensive income,
               net of tax:
         Unrealized appreciation in available-
              for-sale securities, net of
              reclassification adjustment            -              -           -            1,435                    1,435
                                                                                                                      -----

Total comprehensive income                           -              -           -                -             -      2,952

Exercise of stock options and related
     tax benefit (6,300 shares)                      -             90           -                -             -         90

Dividends declared on common stock
     ($.18 per common share)                         -              -        (260)               -             -       (260)
                                                    -----------------------------------------------------------------------

Balance at June 30, 2002                        $   18         20,281       6,580            1,208       (4,178)     23,909
                                                    =======================================================================






See accompanying notes to consolidated financial statements.



                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                     2002            2001
                                                                                     ====            ====

Cash flows from operating activities:
     Net income                                                               $     1,517      $     1,047
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Provision for loan losses                                               150                -
              Depreciation and amortization                                           450              334
              Amortization of premiums, net of discount accretion                     582             (733)
              Net loss on sale of securities                                           -                53
              Loans originated for sale, net of proceeds
                  from sales                                                         (209)            (110)
              Net deferred loan origination fees                                       56                5
              Earnings on bank owned life insurance                                  (192)            (179)
              Deferred income taxes                                                   (66)             (10)
              Changes in other assets and liabilities:
                  Accrued interest receivable                                         (90)              23
                  Prepaid expenses and other assets                                   138             (285)
                  Accrued expenses and other liabilities                             (629)             162
                                                                                     ----              ---
         Net cash provided by operating activities                                  1,707              307
                                                                                    -----              ---

Cash flows from investing activities:
     Purchases of securities held-to-maturity, available-for-sale                (623,248)        (812,925)
     Net purchase of Federal Home Loan  Bank stock                                   (727)               -
     Proceeds from the sale of securities available-for-sale                            -           25,470
     Proceeds from maturities of securities                                       651,018          802,496
     Principal repayments on securities                                            22,226           13,082
     Loan originations net of principal repayments                                (14,004)         (19,416)
     Purchase of premises and equipment                                              (556)            (675)
                                                                                    -----           -----
         Net cash provided by investing activities                                 34,709            8,032
                                                                                   ------            -----

Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW,
         and money market accounts                                                 (9,405)         (20,233)
     Net (decrease) increase in certificates of deposit                            (8,684)          11,802
     Net decrease in federal funds purchased and securities sold
         under agreement to repurchase                                             (4,500)              -
     Net increase in other borrowings                                                  -            14,000
     Exercise of stock options                                                         90               -
     Payments for cash dividends                                                     (260)            (233)
     Purchase of treasury stock                                                         -             (564)
                                                                                        -             ----
         Net cash (used) provided in financing activities                         (22,759)           4,772
                                                                                  --------           -----

         Net increase in cash and cash equivalents                                 13,657           13,111

Cash and cash equivalents at beginning of period                                   30,626           16,208
                                                                                   ------           ------
Cash and cash equivalents at end of period                                    $    44,283      $    29,319
                                                                                   ======           ======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for:
     Interest                                                                 $     5,231      $     6,118
                                                                                    =====            =====
     Income taxes                                                             $       987      $       559
                                                                                      ===              ===

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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2001 Annual Report on Form 10-K.


2.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:


                                                                  June 30, 2002             December 31, 2001
                                                                  -------------             -----------------
                                                             Amortized        Fair        Amortized       Fair
                                                               Cost           Value         Cost          Value
                                                                                (In thousands)
    Held-to-maturity:
    Corporate debt                                         $   12,454        13,205    $   12,457         12,937
                                                               ------        ------        ------         ------
        Total held-to-maturity                             $   12,454        13,205    $   12,457         12,937
                                                               ======        ======        ======         ======

    Available-for-sale:
    U.S. Government and agency obligations                 $   47,306        47,626    $   89,930         89,732
    Mortgage-backed securities:
       GNMA                                                    71,283        72,362        85,171         85,021
       FHLMC                                                   11,972        11,978         4,402          4,304
       FNMA                                                    19,172        19,663        20,803         20,918
    Corporate debt                                              2,015         2,015         2,017          1,992
                                                                -----         -----         -----          -----
        Total securities available-for-sale                $  151,748       153,644    $  202,323        201,967
                                                              =======       =======       =======        =======


3.  LOANS, NET

Loans, net, are summarized as follows:

                                                            June 30, 2002                December 31, 2001
                                                            -------------                -----------------
                                                                       (Dollars in thousands)

       Commercial and industrial loans               $     44,497    22.7  %         $    43,972     24.2  %
       Commercial real estate loans                       122,822    62.6                116,646     64.2
       Automobile loans                                    24,930    12.7                 18,300     10.1
       Consumer loans                                       2,402      .9                  1,312       .7
       Residential real estate loans held-for-sale          1,681     1.2                  1,472       .8
                                                            -----     ---                  -----      ---
                                                          196,332   100.0                181,702    100.0
       Less:
         Unearned income                                    2,709                          2,258
         Deferred fees, net                                   703                            647
         Allowance for loan losses                          2,144                          2,028
                                                            -----                          -----
                                                     $    190,776                    $   176,769
                                                          =======                        =======



4.       RECENT DEVELOPMENTS

On May 23, 2002 the Board of Directors of the Company declared a quarterly dividend of nine cents ($0.09) per common share. The dividend was paid on July 1, 2002, to shareholders of record as of June 21, 2002.


5.       RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early application of SFAS No. 145 is encouraged. There will be no material impact on the Company's consolidated balance sheets or consolidated statements of earnings upon adoption of SFAS No. 145.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No.
121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company's consolidated balance sheets or consolidated statements of earnings upon adoption of SFAS No. 144, on January 1, 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that other intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Amortizing intangible assets must also be reviewed for impairment. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entities fiscal year. There was no impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 142, on January 1, 2002.



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

Critical Accounting Policies

The Company identifies accounting policies critical to the Company's operations and understanding of the Company's results of operations. Certain accounting policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company's consolidated financial statements to critical accounting policies and, the use of judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the portfolio. This evaluation process is subject to numerous estimates and judgments. Changes in these estimates could have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in the counties of Nassau and Suffolk.

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real-estate and commercial and industrial loans. Management believes that the Company's allowance for loan losses at June 30, 2002 is adequate to provide for estimated probable losses inherent in the portfolio.

Financial Condition

The Company's total assets were $418.0 million as of June 30, 2002, compared to $438.4 million at December 31, 2001. The decrease in total assets was primarily attributable to the decline in the securities available-for-sale portfolio, which decreased $48.3 million, or 23.9%, as the proceeds of maturing short-term U.S. Government and agency obligations purchased in December 2001 were used to pay maturing seasonal municipal deposits. Offsetting this decrease in part, were loans, net, which increased $14.0 million, or 7.9%, from $176.8 million at December 31, 2001, to $190.8 million at June 30, 2002, reflecting increases primarily in the automobile loan and commercial real estate loan portfolio.

Total deposits decreased $18.1 million, or 5.2%, from $345.9 million at December 31, 2001 to $327.8 million at June 30, 2002, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $39.4 million, or 35.4%, from $111.1 million at December 31, 2001 to $71.7 million at June 30, 2002, is attributable to the withdrawal of seasonal municipal deposits. Time deposits issued in excess of $100,000 decreased $6.3 million, or 17.6%, and other time deposits decreased $2.4 million, or 2.5%, from period to period. The effects of those declines were offset in part by a $23.7 million, or 55.2%, increase in savings deposits and a $6.2 million, or 10.1%, increase in demand deposits. There were no federal funds purchased or securities sold under agreements to repurchase outstanding at June 30, 2002. Other borrowings, which consist of Federal Home Loan Bank of New York advances, remained unchanged at $55.0 million.

Stockholders' equity increased $2.8 million, or 13.2%, to $23.9 million at June 30, 2002 compared to $21.1 million at December 31, 2001. Increases to stockholders equity included $1.5 million of net income for the six months ending June 30, 2002, and a decrease in the accumulated other comprehensive loss on securities available-for-sale of $1.4 million. Offsetting those increases in part were dividends declared of $260,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months and six months ended June 30, 2002 and 2001, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances include non-accrual loans although they are not material.





                                                                Three Months Ended June 30,
                                                 -----------2002-----------              -----------2001-----------
                                                                       Average                                   Average
                                              Average                  Yield /         Average                   Yield /
                                              Balance     Interest      Cost           Balance     Interest       Cost
Interest earning assets:                                                  (Dollars in thousands)
     Federal funds sold and
         interest earning deposits      $       6,843  $        29       1.70 %       $  12,881  $       146       4.53  %
     Securities net (1)                       183,725        2,267       4.94           170,895        2,556       5.98
     Municipal obligations (2)                      -            -          -             1,168           17       5.82
     Loans, net (3)                           187,842        3,610       7.69           148,979        3,193       8.57
                                              -------        -----       ----           -------        -----      -----
         Total interest-earning assets        378,410        5,906       6.24           333,923        5,912       7.08
Non-interest-earning assets                    34,228                                    25,162
                                             --------                                  --------
Total assets                            $     412,638                               $   359,085
                                              =======                                   =======

Interest-bearing liabilities:
     Savings deposits                   $      60,169  $       248    1.65          $    36,862  $       280       3.04
     NOW and money market deposits             72,460          221    1.22               66,790          325       1.95
     Certificates of deposit                  123,300        1,171    3.80              131,464        1,866       5.68
                                              -------        -----    ----              -------        -----       ----
         Total interest-bearing deposits      255,929        1,640    2.56              235,116        2,471       4.20
     Borrowed funds                            57,349          669    4.67               45,088          568       5.04
                                             --------       ------    ----             --------        -----      -----
         Total interest-bearing liabilities   313,278        2,309    2.95              280,204        3,039       4.34
Other non-interest bearing liabilities         76,739                                    58,737
                                             --------                                  --------
Total liabilities                             390,017                                   338,941
Stockholders' Equity                           22,621                                    20,144
                                             --------                                    ------
Total liabilities and
     stockholders' equity               $     412,638                               $   359,085
                                              =======                                   =======


Net interest income/
     interest rate spread (4)                          $     3,597      3.29   %                 $     2,873       2.74  %
                                                             =====      ----                           =====       ====

Net interest margin (5)                                                 3.80   %                                   3.44  %
                                                                        ====                                       ====

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
(5) Net interest margin represents net interest income divided by average interest-earning assets.







                                                                 Six Months Ended June 30,
                                                 -----------2002-----------               -----------2001-----------
                                                                       Average                                   Average
                                              Average                  Yield /         Average                   Yield /
                                              Balance     Interest      Cost           Balance     Interest       Cost
Interest earning assets:                                                  (Dollars in thousands)
     Federal funds sold and
         interest earning deposits      $       6,960  $        58       1.67 %       $  15,859  $       400       5.04 %
     Securities net (1)                       185,285        4,596       4.96           170,696        5,299       6.21
     Municipal obligations (2)                      -            -          -             1,168           34       5.82
     Loans, net (3)                           183,492        7,022       7.65           142,685        6,222       8.72
                                              -------        -----       ----           -------        -----       ----
         Total interest-earning assets        375,737       11,676       6.21           330,408       11,955       7.24
Non-interest-earning assets                    33,678                                    23,988
                                             --------                                  --------
Total assets                            $     409,415                               $   354,396
                                              =======                                   =======

Interest-bearing liabilities:
     Savings deposits                   $      53,230  $       401    1.51          $    35,557  $       563       3.17
     NOW and money market deposits             72,933          413    1.13               68,805          712       2.07
     Certificates of deposit                  127,666        2,480    3.89              128,599        3,808       5.92
                                              -------        -----    ----              -------        -----       ----
         Total interest-bearing deposits      253,829        3,294    2.60              232,961        5,083       4.36
     Borrowed funds                            57,650        1,334    4.63               43,654        1,101       5.04
                                             --------        -----    ----             --------        -----       ----
         Total interest-bearing liabilities   311,479        4,628    2.97              276,615        6,184       4.47
Other non-interest bearing liabilities         75,621                                    57,827
                                             --------                                    ------
Total liabilities                             387,100                                   334,442
Stockholders' Equity                           22,315                                    19,954
                                             --------                                    ------
Total liabilities and
     stockholders' equity               $     409,415                               $   354,396
                                              =======                                   =======

Net interest income/
     interest rate spread (4)                          $     7,048      3.24  %                  $     5,771       2.77  %
                                                             =====      ----                           =====       ====

Net interest margin (5)                                                 3.75  %                                    3.49  %
                                                                        ====                                       ====
Ratio of interest-earning assets to
     interest-bearing liabilities                                       1.21x                                     1.19x
                                                                        =====                                     =====


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

Comparison of  Operating  Results for the Three  Months  Ended June 30, 2002 and
2001

General

The Company reported net income of $799,000, or basic earnings per share of $.55 and diluted earnings per share of $.53 for the quarter ended June 30, 2002, compared to $502,000, or basic earnings per share of $.35 and diluted earnings per share of $.34, for the prior year period. The increase in net income was attributable primarily to a $669,000, or 23.3% increase in net interest income after provision for loan losses and an increase in other operating income of $285,000, or 56.3%. Offsetting those increases was a $501,000, or 19.2% increase in other operating expenses.

Interest Income

Interest income, on a fully taxable equivalent basis, decreased $6,000, or 0.1%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. This decrease was primarily the result of a 84 basis point decrease in the average yield on interest-earning assets from 7.08% for the three months ended June 30, 2001, to 6.24% for the comparable 2002 period. The decrease in average yield on interest-earning assets was attributable to a 104 basis point decrease in yield on securities, net, (exclusive of municipal obligations) which declined from 5.98% for the three months ended June 30, 2001, to 4.94% for the three months ended June 30, 2002. The average yield on loans receivable, net, decreased 88 basis points from 8.57% for the three months ended June 30, 2001, to 7.69% for the comparable 2002 period. Partially offsetting the decline in yield from period to period, the average balance of securities, net, (exclusive of municipal obligations) increased $12.8 million, or 7.5%, from $170.9 million for three months ended June 30, 2001, to $183.7 million for the three months ended June 30, 2002. The average balance of loans, net, increased $38.8 million, or 26.1% from $149.0 million for the three months ended June 30, 2001, to $187.8 million for the comparable 2002 period.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $2.3 million, compared to $3.0 million for the three months ended June 30, 2001, a decrease of $730,000, or 24.0%. The decrease was attributable to a 139 basis point decrease in the average cost of interest-bearing liabilities from 4.34% for the three months ended June 30, 2001 to 2.95% for the three months ended June 30, 2002. The decrease in average cost was partially offset by a $33.1 million, or 11.8%, increase in the average balance of total interest-bearing liabilities from $280.2 million for the three months ended June 30, 2001 to $313.3 million for the three months ended June 30, 2002. The increase in average interest-bearing liabilities reflects a $20.8 million increase in the average balance of interest-bearing deposits and a $12.3 million increase in the balance of borrowed funds as compared to the prior year period.

Interest expense on interest-bearing deposits for the three months ended June 30, 2002 decreased $831,000, or 33.6%, to $1.6 million from $2.5 million for the corresponding 2001 period. This decrease was primarily due to a 164 basis point decrease in the average rate paid on interest-bearing deposits from 4.20% for three months ended June 30, 2001 to 2.56% for the corresponding period in 2002. Offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $20.8 million for the three months ended June 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $23.3 million, or 63.2%, and NOW and money market deposits of $5.7 million, or 8.5% from period to period. The increase in average balances of interest-bearing deposits is the result of the Company's branch expansion and the development of competitive deposit products that meet the needs of its commercial and consumer customers.

Interest expense on borrowed funds for the three months ended June 30, 2002 increased $101,000, or 17.8%, to $669,000 from $568,000 for the corresponding 2001 period. The increase was primarily due to an increase in the average balance of borrowed funds of $12.2 million, or 27.2%, from $45.1 million for the three months ended June 30, 2001 to $57.3 million for the three months ended June 30, 2002. Offsetting the increase in the average balance was a 37 basis point decrease in the average cost of borrowed funds from 5.04% for the 2001 period, to 4.67% for the 2002 period.


Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $724,000, or 25.2%, from $2.9 million for the three months ended June 30, 2001, to $3.6 million for the three months ended June 30, 2002. The average cost of total interest-bearing liabilities for the period decreased 139 basis points from 4.34% in the 2001 period to 2.95% in the 2002 period. The average yield on total interest-earning assets for the period decreased 84 basis points from 7.08% in the 2001 period to 6.24% in the 2002 period. The net interest rate spread increased by 55 basis points from 2.74% in the 2001 period, to 3.29% in the 2002 period.

Provision for Loan Losses

The Company made a $60,000 provision for loan losses for the three months ended June 30, 2002. The provision for loan losses for the three months ended June 30, 2002 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. No provision was made for the three months ended June 30, 2001. The allowance for loan losses amounted to $2.1 million and $2.0 million at June 30, 2002 and December 31, 2001, respectively. The allowance for loan losses as a percentage of loans was 1.11% and 1.13% at June 30, 2002 and December 31, 2001, respectively.

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


                                                                  June 30, 2002         December 31, 2001
                                                                          (Dollars in thousands)
Non-accrual loans:
     Commercial and industrial loans                               $    128               $   153
     Consumer loans                                                       4                    25
                                                                          -                    --
         Total non-accrual and non-performing loans                     132                   178
                                                                        ---                   ---


Allowance for loan losses as a percentage
     of loans (1)                                                       1.11  %               1.13  %
Allowance for loan losses as a percentage
     of total non-performing loans                                   1624.24  %            1139.33  %
Non-performing loans as a percentage of loans (1)                        .07  %                .10  %

(1)    Loans include loans, net, excluding the allowance for loan losses.

Other Operating Income

Other operating income increased $285,000, or 56.3%, to $791,000 for the three months ended June 30, 2002. Service charges on deposit accounts increased $151,000, or 55.5%, reflecting overall growth in the depositor base, and the introduction of new and electronic banking services. Included in other operating income was a $84,000, or 94.4%, increase in net gain on sale of residential loans as a result of an overall increase in residential mortgage loan production resulting from a more favorable interest rate environment.

Other Operating Expense

Other operating expense increased $501,000, or 19.2%, from $2.6 million for the three months ended June 30, 2001, to $3.1 million for the three months ended June 30, 2002. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended June 30, 2002 result from the Bank's branch expansion.

Income Taxes

Income taxes increased $156,000, or 59.1%, from $264,000 for the three months ended June 30, 2001, to $420,000 for the three months ended June 30, 2002, as a result of the increase in income before income taxes. The effective tax rates for the three months ended June 30, 2002 and those ended June 30, 2001 were 34.5% and 34.4%, respectively.


Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

General

The Company reported net income of $1.5 million, or basic earnings per share of $1.05, and diluted earnings per share of $1.02 for the six months ended June 30, 2002, compared to $1.0 million, or basic and diluted earnings of $.71 per share for the prior year period. The increase in net income was primarily attributable to an increase in net interest income after provision for loan losses of $1.1 million, or 19.7%, and an increase in other operating income of $652,000, or 69.7%. Offsetting those increases was a $1.1 million, or 21.0% increase in other operating expenses.

Interest Income

Interest income, on a fully taxable equivalent basis, decreased $279,000, or 2.3%, from $12.0 million for the six months ended June 30, 2001, to $11.7 million for the six months ended June 30, 2002. The decrease was attributable to a decrease in the average yield on interest-earning assets of 103 basis points from 7.24% for the six months ended June 30, 2001, to 6.21% for the six months ended June 30, 2002. The decrease in average yield on interest earning-assets was attributable to a 125 basis point decrease in yield on securities, net, (exclusive of municipal obligations) which declined from 6.21% for the six months ended June 30, 2001, to 4.96% for the comparable 2002 period. The average yield on loans, net, decreased 107 basis points from 8.72% for the six months ended June 30, 2001, to 7.65% for the six months ended June 30, 2002. Partially offsetting the decline in yield from period to period, the average balance of securities, net, (exclusive of municipal obligations) increased $14.6 million, or 8.5%, from $170.7 million for the six months ended June 30, 2001, to $185.3 million for the six months ended June 30, 2002. Similarly, the average balance of loans, net, increased $40.8 million, or 28.6%, from $142.7 million for the six months ended June 30, 2002, to $183.5 million for the six months ended June 30, 2002.

Interest Expense

Interest expense for the six months ended June 30, 2002 was $4.6 million, compared to $6.2 million for the six months ended June 30, 2001, a decrease of $1.6 million, or 25.2%. The decrease in interest expense was the result of a 150 basis point decrease in the average cost of interest-bearing liabilities from 4.47% for the six months ending June 30, 2001 as compared to 2.97% for the six months ended June 30, 2002. The decrease in average cost was offset by a $34.9 million, or 12.6% increase in the average balance of total interest-bearing liabilities from $276.6 million for the 2001 period to $311.5 million for the 2002 period. The increase in average interest-bearing liabilities reflects a $20.9 million increase in the average balance of interest-earning deposits and a $14.0 million increase in the average balance of borrowed funds as compared to the prior year period.

Interest expense on interest-bearing deposits for the six months ended June 30, 2002 decreased $1.8 million, or 35.2%, to $3.3 million from $5.1 million for the corresponding 2001 period. This decrease was primarily due to a 176 basis point decrease in the average rate paid on interest-bearing deposits from 4.36% for six months ended June 30, 2001 to 2.60% for the corresponding period in 2002. Offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $20.9 million for the six months ended June 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $17.7 million, or 49.7%, and NOW and money market deposits of $4.1 million, or 6.0% from period to period. The increase in average balances of interest-bearing deposits is the result of the Company's branch expansion and the development of competitive deposit products that meet the needs of its commercial and consumer customers.

Interest expense on borrowed funds for the six months ended June 30, 2002 increased $233,000, or 21.2%, to $1.3 million from $1.1 million for the corresponding 2001 period. The increase was primarily due to a $14.0 million, or 32.0%, increase in the average balance of borrowed funds from $43.7 million for the six months ended June 30, 2001 to $57.7 million for the six months ended June 30, 2002. Offsetting the increase in the average balance was a 41 basis point decrease in the average cost of borrowed funds from 5.04% for the 2001 period, to 4.63% for the 2002 period.


Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $1.2 million, or 22.1%, from $5.8 million for the six months ended June 30, 2001, to $7.0 million for the six months ended June 30, 2002. The average cost of total interest-bearing liabilities for the period decreased 150 basis points from 4.47% in the 2001 period to 2.97% in the 2002 period. The average yield on interest-earning assets for the period decreased 103 basis points from 7.24% in the 2001 period to 6.21% in the 2002 period. The net interest rate spread increased by 47 basis points from 2.77% in the 2001 period, to 3.24% in the 2002 period.

Provision for Loan Losses

The Company made a $150,000 provision for loan losses for the six months ended June 30, 2002. No provision was made for the six months ended June 30, 2001. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount, which in management's judgment is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income increased $652,000, or 69.7%, to $1.6 million for the six months ended June 30, 2002. Service charges on deposit accounts increased $311,000, or 58.6%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Gain on sale of residential loans increased $181,000, or 116.8%, as a result of an overall increase in residential mortgage loan production made possible by lower market interest rates.

Other Operating Expense

Other operating expenses increased $1.1 million, or 21.0%, from $5.1 million for the six months ended June 30, 2001, to $6.2 million in the six months ended June 30, 2002. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the six months ended June 30, 2002 are a result of the Bank's continuing branch expansion.

Income Taxes

Income taxes increased $248,000, or 45.3%, from $547,000 for the six months ended June 30, 2001, to $795,000 for the six months ended June 30, 2002 and was attributable to the increase in income before income taxes. The effective tax rate for the six months ended June 30, 2002 was 34.4%, compared to 34.3% for the six months ended June 30, 2001.

Liquidity

Liquidity management for the Company requires that funds be available to pay all deposit withdrawal and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. For most banks, including the Bank, maturing assets provide only a limited portion of the funds required to pay maturing liabilities over a short time frame. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management integral to liquidity management in the short term.

The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. Average balances are derived from average daily balances. During the three months ended June 30, 2002, the Company's average minimum liquidity level was 26.6%.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.0% of the Company's assets at June 30, 2002, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At June 30, 2002, the Company's borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed and callable U.S. agency securities. At June 30, 2002, convertible and medium term advances outstanding were as follows:

                                                                               Call               Contractual
                                        Amount              Rate               Date                 Maturity
    Convertible advance          $     14,000,000           5.49  %        02/19/2003             02/19/2008
    Convertible advance                15,000,000           4.59           07/22/2002              01/21/2009
    Convertible advance                14,000,000           4.97           01/19/2004             01/19/2011
    Convertible advance                 3,000,000           4.11           12/11/2005             12/11/2011
    Medium term advance                 4,000,000           3.31           12/11/2003             12/11/2003
    Medium term advance                 5,000,000           3.99           12/13/2004             12/13/2004
                                        ---------
                  Total          $     55,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the six months ended June 30, 2002, and 2001, the Company's purchases of securities were classified available-for-sale and totaled $625.0 million and $808.5 million, respectively. Loan originations, net of principal repayments on loans, totaled $14.0 million and $19.4 million for the six months ended June 30, 2002, and 2001, respectively. Those activities were funded primarily by borrowings, principal repayments and maturities of securities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 2002, the Bank exceeded those requirements with a leverage capital ratio, and risk-based capital ratio and total-risk based capital ratio of 6.20%, 10.58%, and 11.46%, respectively.

On May 24, 2001, the Company announced a plan for a stock repurchase program to acquire an additional 75,000 shares of the outstanding common stock of the Company. As of June 30, 2002, no repurchases had been made under this program. The plan for the repurchase program was undertaken because management believed that the repurchase of shares would enhance shareholder value and provide additional liquidity for otherwise thinly traded shares. The repurchase program, which remains in effect, generally will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. Management does not believe the stock repurchase will adversely affect the strong liquidity or capital positions of the Company, its designation as well-capitalized or its compliance with established regulatory capital requirements. At June 30, 2002, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

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

Funds management is the process by which the Company seeks to maximize the profit potential which is derived from the spread between the rates earned on interest-earning assets and the rates paid on interest-bearing liabilities through the management of various balance sheet components. It involves virtually every aspect of the Company's management and decision-making process. Accordingly, the Company's results of operations and financial condition are largely dependent on the movements in market interest rates and the Company's ability to manage its assets and liabilities in response to such movements.

At June 30, 2002, 62.6% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.1 years. At that date, $43.6 million, or 25.7%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
3.5 years. At June 30, 2002, the Company had $51.7 million of certificates of deposit with maturities of one year or less and $29.5 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 25.8% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At June 30, 2002, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                   $Change          % Change
           ---------------             --------      --------                   --------         --------
                             (Dollars in thousands)

                200                  $   934           6.14     %            $   (2,882)            (10.46) %
                100                      436           2.87                      (2,078)             (7.54)
              Static                      --             --                         --                 --
               (100)                    (603)          (3.96)                    (1,599)             (5.80)
               (200)                 $(1,323)          (8.69)   %            $   (1,664)             (6.04) %

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on April 24, 2002, and the following individuals were elected as Directors for a term of three years each:

                              Vote            Votes                    Broker
                              For           Withheld    Abstentions   Non-Votes
  Harvey Auerbach           1,294,752         5,656         -            -
  Perry B. Duryea           1,294,752         5,656         -            -
  Frank J. Esposito         1,294,752         5,656         -            -
  Roy M. Kern, Sr.          1,294,752         5,656         -            -
  Douglas C. Manditch       1,294,052         6,356         -            -

     The term of the following Directors continued after the Annual Meeting:

     John L. Ciarelli, Esq., Donald Del Duca, Waldemar Fernandez, Gordon A. Lenz, Werner S. Neuberger, Thomas F. Roberts, III, Alfred Romito, Sally Ann Slacke, John C. Tsunis, Esq.

     The amendment to the Company's 1998 Stock Option Plan was ratified at the Company's Annual Meeting of Stockholders on April 24, 2002 with 908,252 votes for the amendment, 15,088 votes withheld and 32,588 votes against.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         a.      Exhibits
                 11.0     Statement Re: Computation of Per Share Earnings
                 99.1     Certification of Chief Executive Officer pursuant to
                          Section 906 of Sarbanes-Oxley Act of 2002
                 99.2     Certification of Chief Financial Officer pursuant to
                          Section 906 of Sarbanes-Oxley Act of 2002
         b.      Reports on Form 8K
                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                           LONG ISLAND FINANCIAL CORP.
                                  (Registrant)



Date:    August 13, 2002      By: /s/  Douglas C. Manditch
                                  ----------------------------------

                                       Douglas C. Manditch
                                       President and Chief Executive Officer


Date:    August 13, 2002      By: /s/  Thomas Buonaiuto
                                  --------------------------
                                       Thomas Buonaiuto
                                       Vice President and Treasurer


Exhibit 11.0      Statement Regarding Computation Of Earnings Per Share
                                          (Unaudited)
                      (In thousands, except share and per share amounts)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                             2002           2001                 2002            2001
                                                             ----           ----                 ----            ----
Net income available to
   common shareholders                                $       799     $       502           $    1,517     $     1,047

Total weighted average
   common shares outstanding                            1,446,226       1,453,986            1,443,332       1,466,194

Basic earnings per common share                       $        .55    $        .35          $     1.05     $       .71
                                                               ===             ===                ====             ===

Total weighted average
   common shares outstanding                             1,446,226       1,453,986             1,443,332     1,466,194

Dilutive effect of stock options using
   the treasury stock method                                50,818          14,800                43,598        14,416

Total average common and common
   equivalent shares                                     1,497,044       1,468,786             1,486,930     1,480,610

Diluted earnings common per share                     $        .53    $        .34          $       1.02   $       .71
                                                               ===             ===                  ====           ===

Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

In connection with the Quarterly Report of Long Island Financial Corp., (the Company) on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas
C. Manditch, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      /s/ Douglas C. Manditch
                                      -----------------------
                                      President & Chief Executive Officer
                                      August 13, 2002


Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

In connection with the Quarterly Report of Long Island Financial Corp., (the Company) on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Thomas Buonaiuto, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Thomas Buonaiuto
                                       --------------------
                                       Vice President & Treasurer
                                       August 13, 2002