Form 10-Q
period 2002-09-30
LONG ISLAND FINANCIAL CORP
filed 2002-11-14
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)      Quarterly Report Pursuant to Section 13 or 15(d) of
     [X]               the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                                         OR
     [ ]      Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
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

The registrant had 1,446,226 shares of Common Stock outstanding as of November 8, 2002.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX
                                                                      Page
PART I - FINANCIAL INFORMATION                                       Number

ITEM 1.   Consolidated Financial Statements - Unaudited

          Consolidated Balance Sheets at September 30, 2002
                and December 31, 2001                                   2
          Consolidated Statements of Earnings for the Three Months
          and Nine Months Ended September 30, 2002 and 2001             3
          Consolidated Statement of Changes in Stockholders' Equity
                for the Nine Months Ended September 30, 2002            4
          Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2002 and 2001                       5
          Notes to Consolidated Financial Statements                    6
ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk   18
ITEM 4.   Controls and Procedures                                      19

PART II  - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                        20
ITEM 2.       Changes in Securities and Use of Proceeds                20
ITEM 3.       Defaults Upon Senior Securities                          20
ITEM 4.       Submission of Matters to a Vote of Security Holders      20
ITEM 5.       Other Information                                        20
ITEM 6.       Exhibits and Reports on Form 8-K                         20
              Signatures                                               21
              Certifications                                           22





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


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                                     LONG ISLAND FINANCIAL CORP
                                                     Consolidated Balance Sheets
                                                             (Unaudited)
                                                  (In thousands, except share data)
                                                                                September 30,  December 31,
                                                                                      2002         2001
Assets:

Cash and due from banks                                                           $  22,931    $  30,347
Interest earning deposits                                                                64          279
Federal funds sold                                                                    5,000           --
                                                                                      -----        -----
              Total cash and cash equivalents                                        27,995       30,626
Securities held-to-maturity  (fair value of $13,532 and $12,937, respectively)       12,458       12,457
Securities available-for-sale, at fair value                                        147,880      201,967
Federal Home Loan Bank stock, at cost                                                 2,750        2,858
Loans, net of unearned income and deferred fees                                     199,466      178,797
Less allowance for loan losses                                                       (2,213)      (2,028)
                                                                                     ------       ------
              Loans, net                                                            197,253      176,769
Premises and equipment, net                                                           3,338        2,929
Accrued interest receivable                                                           2,515        2,121
Bank owned life insurance                                                             6,738        6,495
Prepaid expenses and other assets                                                     1,048        2,168
                                                                                      -----        -----
              Total assets                                                        $ 401,975    $ 438,390
                                                                                  =========    =========

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                               $  77,034    $  61,502
    Savings deposits                                                                 75,767       43,032
    NOW and money market deposits                                                    36,865      111,058
    Time certificates issued in excess of $100,000                                   22,505       35,861
    Other time deposits                                                              99,155       94,464
                                                                                     ------       ------
              Total deposits                                                        311,326      345,917
Federal funds purchased and securities sold under agreements
    to repurchase                                                                      --          4,500
Other borrowings                                                                     55,000       55,000
Accrued expenses and other liabilities                                                3,162        4,346
                                                                                      -----        -----
              Total liabilities                                                     369,488      409,763
                                                                                    -------      -------

Guaranteed preferred beneficial interest in junior subordinated
    debentures                                                                        7,500        7,500
                                                                                      -----        -----

Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares
        authorized; 1,783,126 and 1,776,826 shares issued; 1,446,226 and
        1,439,926 shares outstanding, respectively)                                      18           18
    Surplus                                                                          20,281       20,191
    Accumulated surplus                                                               7,125        5,323
    Accumulated other comprehensive income (loss)                                     1,741         (227)
    Treasury stock at cost, (336,900 shares in 2002 and 2001)                        (4,178)      (4,178)
                                                                                     ------       ------
              Total stockholders' equity                                             24,987       21,127
                                                                                     ------       ------
              Total liabilities and stockholders' equity                          $ 401,975    $ 438,390
                                                                                  =========    =========

See accompanying notes to consolidated financial statements





                                                     LONG ISLAND FINANCIAL CORP
                                                 Consolidated Statements of Earnings
                                                             (Unaudited)
                                                  (In thousands, except share data)

                                                                   For the Three Months      For the Nine Months
                                                                    Ended September 30,       Ended September 30,
                                                                      2002         2001         2002          2001
Interest income:
     Loans                                                      $    3,688   $    3,343   $   10,710   $     9,565
     Securities                                                      2,068        2,175        6,664         7,498
     Federal funds sold                                                 35           42           89           436
     Earning deposits                                                    2            5            6            11
                                                                         -            -            -            --
            Total interest income                                    5,793        5,565       17,469        17,510
                                                                     -----        -----       ------        ------

Interest expense:
     Savings deposits                                                  341          296          742           859
     NOW and money market deposits                                     123          111          536           823
     Time certificates issued in excess of $100,000                    163          372          581         1,566
     Other time deposits                                               987        1,302        3,049         3,916
     Borrowed funds                                                    665          557        1,999         1,658
                                                                       ---          ---        -----         -----
         Total interest expense                                      2,279        2,638        6,907         8,822
                                                                     -----        -----        -----         -----

         Net interest income                                         3,514        2,927       10,562         8,688
                                                                     -----        -----       ------         -----

Provision for loan losses                                               60           75          210            75
                                                                        --           --          ---            --

         Net interest income after provision
             for loan losses                                         3,454        2,852       10,352         8,613
                                                                     -----        -----       ------         -----

Other operating income:
     Service charges on deposit accounts                               445          258        1,287           789
     Net gain (loss) on sale of securities                              --           15           --           (38)
     Net gain on sale of residential loans                             189          123          525           278
     Earnings on bank owned life insurance                              96           89          288           268
     Other                                                             116           85          334           209
                                                                       ---           --          ---           ---
         Total other operating income                                  846          570        2,434         1,506
                                                                       ---          ---        -----         -----

Other operating expenses:
     Salaries and employee benefits                                  1,632        1,310        4,594         3,708
     Occupancy expense                                                 235          192          664           565
     Premises and equipment expense                                    309          263          891           711
     Capital securities                                                209          202          614           601
     Other                                                             886          794        2,682         2,279
                                                                       ---          ---        -----         -----
         Total other operating expenses                              3,271        2,761        9,445         7,864
                                                                     -----        -----        -----         -----

         Income before income taxes                                  1,029          661        3,341         2,255

Income taxes                                                           353          226        1,148           773
                                                                       ---          ---        -----           ---

         Net income                                             $      676   $      435   $    2,193   $     1,482
                                                                ==========   ==========   ==========   ===========

Basic earnings per share                                        $      .47   $      .30   $     1.52   $      1.02
                                                                ==========   ==========   ==========   ===========
Diluted earnings per share                                      $      .45   $      .29   $     1.47   $      1.00
                                                                ==========   ==========   ==========   ===========
Weighted average shares outstanding                              1,446,226    1,439,676    1,444,307     1,457,258
                                                                 =========    =========    =========     =========
Diluted weighted average shares outstanding                      1,503,461    1,474,878    1,492,038     1,480,125
                                                                 =========    =========    =========     =========

See accompanying notes to consolidated financial statements




                                            LONG ISLAND FINANCIAL CORP
                             Consolidated Statement of Changes in Stockholders' Equity
                                   For the Nine Months Ended September 30, 2002
                                                    (Unaudited)
                                         (In thousands, except share data)
                                                                        Accumulated
                                                                          other
                                             Common         Accumulated comprehensive  Treasury
                                             stock   Surplus  surplus   (loss)/inc      stock        Total

Balance at December 31, 2001                $   18   20,191    5,323      (227)         (4,178)       21,127

Comprehensive income:
    Net income                                  --       --    2,193         --             --         2,193
      Other comprehensive income,
        net of tax:
         Unrealized appreciation in
         available-for-sale securities,
         net of reclassification adjustment     --       --      --       1,968             --         1,968
                                              ----     ----    ----       -----           ----         -----

Total comprehensive income                      --       --      --          --             --         4,161

Exercise of stock options and related
     tax benefit (6,300 shares)                 --       90      --          --             --            90

Dividends declared on common stock
     ($.27 per common share)                    --       --     (391)        --             --          (391)
                                              ----     ----     ----       ----           ----          ----

Balance at September 30, 2002               $   18   20,281    7,125       1,741        (4,178)       24,987
                                            ======   ======    =====       =====        ======        ======



See accompanying notes to consolidated financial statements





                                                     LONG ISLAND FINANCIAL CORP
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                           (In thousands)
                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                              2002         2001

Cash flows from operating activities:
     Net income                                                           $   2,193    $   1,482
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Provision for loan losses                                         210           75
              Depreciation and amortization                                     678          528
              Amortization of premiums, net of discount accretion             1,074         (460)
              Net loss on sale of securities                                     --           38
              Loans originated for sale, net of proceeds
                  from sales                                                      2         (183)
              Net deferred loan origination fees                                 49           27
              Earnings on bank owned life insurance                            (288)        (268)
              Deferred income taxes                                             (66)         (65)
              Changes in other assets and liabilities:
                  Accrued interest receivable                                  (394)        (197)
                  Prepaid expenses and other assets                             110          139
                  Accrued expenses and other liabilities                     (1,184)        (242)
                                                                             ------         ----
         Net cash provided by operating activities                            2,384          874
                                                                              -----          ---

Cash flows from investing activities:
     Purchases of securities held-to-maturity, available-for-sale          (644,846)    (835,661)
     Net redemption of Federal Home Loan  Bank stock                            108        2,468
     Proceeds from the sale of securities available-for-sale                     --       29,305
     Proceeds from maturities of securities                                 667,018      817,006
     Principal repayments on securities                                      33,929       22,791
     Loan originations net of principal repayments                          (20,745)     (31,836)
     Purchase of premises and equipment                                      (1,087)        (983)
                                                                             ------         ----
         Net cash provided by investing activities                           34,377        3,090
                                                                             ======        =====

Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW,
         and money market accounts                                          (25,926)     (34,459)
     Net (decrease) increase in certificates of deposit                      (8,665)      20,786
     Net decrease in federal funds purchased and securities sold
         under agreement to repurchase                                       (4,500)          --
     Net increase in other borrowings                                            --       14,000
     Exercise of stock options                                                   90            6
     Payments for cash dividends                                               (391)        (348)
     Purchase of treasury stock                                                  --         (564)
                                                                               ----         ----
         Net cash used in financing activities                              (39,392)        (579)
                                                                            -------         ----

         Net (decrease) increase in cash and cash equivalents                (2,631)       3,385

Cash and cash equivalents at beginning of period                             30,626       16,208
                                                                             ------       ------
Cash and cash equivalents at end of period                                $  27,995    $  19,593
                                                                          =========    =========

Supplemental disclosure of cash flow information
Cash paid during the period for:
     Interest                                                             $   7,906    $   8,694
                                                                          =========    =========
     Income taxes                                                         $   1,679    $     814
                                                                          =========    =========

See accompanying notes to consolidated financial statements

                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. (the "Company") and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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


2.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:


                                                               September 30, 2002           December 31, 2001
                                                             Amortized        Fair        Amortized       Fair
                                                               Cost           Value         Cost          Value
                                                                                (In thousands)

    Held-to-maturity:
    Corporate debt                                         $   12,458        13,532    $   12,457         12,937
                                                           ----------        ------    ----------         ------
         Total held-to-maturity                            $   12,458        13,532    $   12,457         12,937
                                                           ==========        ======    ==========         ======

    Available-for-sale:
    U.S. Government and Agency obligations                 $   52,653        53,408    $   89,930         89,732
    Mortgage-backed securities:
       GNMA                                                    62,765        64,224        85,171         85,021
       FHLMC                                                   11,173        11,263         4,402          4,304
       FNMA                                                    16,542        16,966        20,803         20,918
    Corporate debt                                              2,014         2,019         2,017          1,992
                                                                -----         -----         -----          -----
        Total securities available-for-sale                $  145,147       147,880    $  202,323        201,967
                                                           ==========       =======    ==========        =======

3.        LOANS, NET

Loans, net, are summarized as follows:

                                                      September 30, 2002               December 31, 2001
                                                                       (Dollars in thousands)

       Commercial and industrial loans               $     47,672    23.5  %         $    43,972     24.2  %
       Commercial real estate loans                       123,674    60.9                116,646     64.2
       Automobile loans                                    27,938    13.8                 18,300     10.1
       Consumer loans                                       2,293     1.1                  1,312       .7
       Residential real estate loans held-for-sale          1,470      .7                  1,472       .8
                                                            -----     ---                  -----       --
                                                          203,047   100.0                181,702    100.0
       Less:
         Unearned income                                    2,885                          2,258
         Deferred fees, net                                   696                            647
         Allowance for loan losses                          2,213                          2,028
                                                            -----                          -----
                                                     $    197,253                    $   176,769
                                                     ============                    ===========


4.       RECENT DEVELOPMENTS

On August 27, 2002 the Board of Directors of the Company declared a quarterly dividend of nine cents ($0.09) per common share. The dividend was paid on October 1, 2002, to shareholders of record as of September 20, 2002.

5.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2002, the Bank had outstanding commitments to purchase $5.0 million of mortgage-backed securities at a rate of 4.00% settling in October 2002 and $5.0 million of mortgage-backed securities at a rate of 4.00% settling in November 2002.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS No. 147 are effective October 1, 2002. There was no impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 147.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early application of SFAS No. 145 is encouraged. There will be no impact on the Company's consolidated balance sheets or consolidated statements of earnings upon adoption of SFAS No. 145.

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



Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations

General

The principal business of Long Island Financial Corp. consists of the operation of a wholly-owned subsidiary, Long Island Commercial Bank. Long Island Commercial Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities of Suffolk, Nassau, and Kings counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers.

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

The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the portfolio. This evaluation process is subject to numerous estimates and judgments. Changes in these estimates could have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in the counties of Nassau, and Suffolk.

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate and commercial and industrial loans. Management believes that the Company's allowance for loan losses at September 30, 2002 is adequate to provide for estimated probable losses inherent in the portfolio.

Financial Condition

The Company's total assets were $402.0 million as of September 30, 2002, compared to $438.4 million at December 31, 2001. The decrease in total assets was primarily attributable to the decline in the securities available-for-sale portfolio, which decreased $54.1 million, or 26.8%, as the proceeds of maturing short-term U.S. Government and agency obligations purchased in December 2001 were used to pay maturing seasonal municipal deposits. Offsetting this decrease in part, was a $20.5 million, or 11.6%, increase in loans, net, from $176.8 million at December 31, 2001, to $197.3 million at September 30, 2002, reflecting increases primarily in the automobile loan and commercial real estate loan portfolio.

Total deposits decreased $34.6 million, or 10.0%, from $345.9 million at December 31, 2001 to $311.3 million at September 30, 2002, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $74.2 million, or 66.8%, from $111.1 million at December 31, 2001 to $36.9 million at September 30, 2002, is attributable to the withdrawal of seasonal municipal deposits. Time deposits in excess of $100,000 decreased $13.4 million, or 37.2%, from $35.9 million at December 31, 2001 to $22.5 million at September 30, 2002. The effects of those declines were offset in part by a $32.7 million, or 76.1%, increase in savings deposits and a $15.5 million, or 25.3%, increase in demand deposits. No federal funds purchased or securities sold under agreements to repurchase were outstanding at September 30, 2002. Other borrowings, which consist of Federal Home Loan Bank of New York advances, remained unchanged at $55.0 million.

Stockholders' equity increased $3.9 million, or 18.3%, to $25.0 million at September 30, 2002 compared to $21.1 million at December 31, 2001. The increase to stockholders equity included $2.2 million of net income for the nine months ending September 30, 2002, and a decrease in the accumulated other comprehensive loss on securities available-for-sale of $2.0 million. Offsetting those increases in part were dividends declared of $391,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months and nine months ended September 30, 2002 and 2001, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances include non-accrual loans although they are not material.


                                                                  Three Months Ended September 30,
                                                -----------2002-----------              -----------2001-----------
                                                                        Average                             Average
                                                  Average                Yield /         Average             Yield /
                                                  Balance   Interest     Cost            Balance  Interest    Cost
Interest-earning assets:                                                (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits              $   8,632   $     37      1.71%        $   5,189   $   47      3.62%
     Securities, net (1)                          161,492      2,068      5.12           136,537    2,163      6.34
     Municipal obligations (2)                       --         --          --             1,168       17      5.82
     Loans, net (3)                               192,106      3,688      7.68           158,061    3,343      8.46
                                                  -------      -----      ----           -------    -----      ----
         Total interest-earning assets            362,230      5,793      6.40           300,955    5,570      7.40
Non-interest-earning assets                        34,598                                 23,924
                                                   ------                                 ------
Total assets                                    $ 396,828                              $ 324,879
                                                =========                              =========

Interest-bearing liabilities:
     Savings deposits                           $  70,118        341      1.95         $  41,887      296      2.83
     NOW and money market deposits                 39,789        123      1.24            26,850      111      1.65
     Certificates of deposit                      124,437      1,150      3.70           127,851    1,674      5.24
                                                  -------      -----      ----           -------    -----      ----
         Total interest-bearing deposits          234,344      1,614      2.75           196,588    2,081      4.23
     Borrowed funds                                55,000        665      4.84            43,806      557      5.09
                                                   ------        ---      ----            ------      ---      ----
         Total interest-bearing liabilities       289,344      2,279      3.15           240,394    2,638      4.39
Other non-interest bearing liabilities             83,312                                 63,609
                                                   ------                                 ------
Total liabilities                                 372,656                                304,003
Stockholders' equity                               24,172                                 20,876
                                                   ------                                 ------
Total liabilities and
     stockholders' equity                       $ 396,828                              $ 324,879
                                                =========                              =========


Net interest income/
     interest rate spread (4)                               $  3,514      3.25%                  $  2,932      3.01%
                                                            ========      ====                   ========      ====

Net interest margin (5)                                                   3.88%                                3.90%
                                                                          ====                                 ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                         1.25x                               1.25x
                                                                          ====                                ====


(1)  Securities, net, excludesmunicipal  obligation.  Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2)  Interest income and yields are presented on a fully taxable equivalent basis.
(3)  Amount is net of residential real estate loans held-for-sale, deferred loan fees and allowance for loan losses but includes non-performing loans.
(4)  Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)  Net interest margin represents net interest income divided by average interest-earning assets.



                                                                   Nine Months Ended September 30,
                                                -----------2002-----------              -----------2001-----------
                                                                        Average                             Average
                                                  Average                Yield /         Average             Yield /
                                                  Balance   Interest      Cost           Balance  Interest    Cost

Interest-earning assets:                                                (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits              $   7,524   $     95      1.68%        $  12,263  $   447     4.86%
     Securities, net (1)                          177,267      6,664      5.01           159,185    7,462     6.25
     Municipal obligations (2)                         --         --        --             1,168       51     5.82
     Loans, net (3)                               186,394     10,710      7.66           147,867    9,565     8.62
                                                  -------     ------      ----           -------    -----     ----
         Total interest-earning assets            371,185     17,469      6.28           320,483   17,525     7.29
Non-interest-earning assets                        33,989                                 23,966
                                                   ------                                 ------
Total assets                                    $ 405,174                              $ 344,449
                                                =========                              =========

Interest-bearing liabilities:
     Savings deposits                           $  58,921        742      1.68         $  37,690      859     3.04
     NOW and money market deposits                 61,764        536      1.16            54,667      823     2.01
     Certificates of deposit                      126,578      3,630      3.82           128,347    5,482     5.69
                                                  -------      -----      ----           -------    -----     ----
         Total interest-bearing deposits          247,263      4,908      2.65           220,704    7,164     4.33
     Borrowed funds                                56,757      1,999      4.70            43,705    1,658     5.06
                                                   ------      -----      ----            ------    -----     ----
         Total interest-bearing liabilities       304,020      6,907      3.03           264,409    8,822     4.45
Other non-interest bearing liabilities             78,213                                 59,776
                                                   ------                                 ------
Total liabilities                                 382,233                                324,185
Stockholders' equity                               22,941                                 20,264
                                                   ------                                 ------
Total liabilities and
     stockholders' equity                       $ 405,174                              $ 344,449
                                                =========                              =========

Net interest income/
     interest rate spread (4)                               $ 10,562      3.25%                   $ 8,703     2.84%
                                                            ========      ====                    =======     ====

Net interest margin (5)                                                   3.79%                               3.62%
                                                                          ====                                ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                         1.22x                               1.21x
                                                                          ====                                ====


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

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General

The Company reported net income of $676,000, or basic earnings per share of $.47 and diluted earnings per share of $.45 for the quarter ended September 30, 2002, compared to $435,000, or basic earnings per share of $.30 and diluted earnings per share of $.29, for the prior year period. The increase in net income was attributable primarily to a $602,000, or 21.1% increase in net interest income after provision for loan losses and an increase in other operating income of $276,000, or 48.4%. Offsetting those increases was a $510,000, or 18.5% increase in other operating expenses.

Interest Income

Interest income, on a fully taxable equivalent basis, increased $223,000, or 4.0%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. This increase was attributable to the increase in the average balance of interest-earning assets of $61.2 million, or 20.4%, from $301.0 million for the three months ended September 30, 2001, to $362.2 million for the three months ended September 30, 2002. The increase in the average balance of interest earning assets was offset in part by a 100 basis point decrease in the average yield on interest-earning assets from 7.40% for the three months ended September 30, 2001, to 6.40% for the comparable 2002 period. The decrease in average yield on interest-earning assets was attributable to a 122 basis point decrease in yield on securities, net, (exclusive of municipal obligations) which declined from 6.34% for the three months ended September 30, 2001, to 5.12% for the three months ended September 30, 2002. The average yield on loans receivable, net, decreased 78 basis points from 8.46% for the three months ended September 30, 2001, to 7.68% for the comparable 2002 period. Partially offsetting the decline in yield from period to period was the $25.0 million, or 18.3% increase in the average balance of securities, net, (exclusive of municipal obligations) from $136.5 million for three months ended September 30, 2001, to $161.5 million for the three months ended September 30, 2002. The average balance of loans, net, increased $34.0 million, or 21.5% from $158.1 million for the three months ended September 30, 2001, to $192.1 million for the comparable 2002 period.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $2.3 million, compared to $2.6 million for the three months ended September 30, 2001, a decrease of $359,000, or 13.6%. The decrease was attributable to a 124 basis point decrease in the average cost of interest-bearing liabilities from 4.39% for the three months ended September 30, 2001 to 3.15% for the three months ended September 30, 2002. The decrease in average cost was partially offset by a $48.9 million, or 20.4%, increase in the average balance of total interest-bearing liabilities from $240.4 million for the three months ended
September 30, 2001 to $289.3 million for the three months ended September 30, 2002. The increase in average interest-bearing liabilities reflects increases of $37.8 million in the average balance of interest-bearing deposits and $11.2 million in the balance of borrowed funds when compared to the prior year period.

Interest expense on interest-bearing deposits for the three months ended September 30, 2002 decreased $467,000, or 22.4%, to $1.6 million from $2.1 million for the corresponding 2001 period. This decrease was primarily due to a 148 basis point decrease in the average rate paid on interest-bearing deposits from 4.23% for three months ended September 30, 2001 to 2.75% for the corresponding period in 2002. Offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $37.8 million for the three months ended September 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $28.2 million, or 67.4%, and in the balances of NOW and money market deposits of $12.9 million, or 48.2% from period to period. The increase in average balances of interest-bearing deposits is the result of the Company's branch expansion and the development of competitive deposit products that meet the needs of its commercial and consumer customers.

Interest expense on borrowed funds increased $108,000, or 19.4%, from $557,000 for the three months ended September 30, 2001, to $665,000 for the three months ended September 30, 2002. The increase was primarily due to an increase in the average balance of borrowed funds of $11.2 million, or 25.6%, from $43.8 million for the three months ended September 30, 2001 to $55.0 million for the three months ended September 30, 2002. Offsetting the increase in the average balance was a 25 basis point decrease in the average cost of borrowed funds from 5.09% for the 2001 period, to 4.84% for the 2002 period.

Net Interest  Income

Net interest income on a fully taxable equivalent basis increased by $582,000, or 19.8%, from $2.9 million for the three months ended September 30, 2001, to $3.5 million for the three months ended September 30, 2002. The average cost of total interest-bearing liabilities for the period decreased 124 basis points from 4.39% in the 2001 period to 3.15% in the 2002 period. The average yield on total interest-earning assets for the period decreased 100 basis points from 7.40% in the 2001 period to 6.40% in the 2002 period. The net interest rate spread increased by 24 basis points from 3.01% in the 2001 period, to 3.25% in the 2002 period.

Provision for Loan Losses

The Company made a $60,000 provision for loan losses for the three months ended September 30, 2002, compared to a $75,000 provision for loan losses for the three months ended September 30, 2001. The provision for loan losses for the three months ended September 30, 2002 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $2.2 million and $2.0 million at September 30, 2002 and December 31, 2001, respectively. The allowance for loan losses as a percentage of loans was 1.11% and 1.13% at September 30, 2002 and December 31, 2001, respectively.

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


                                                              September 30, 2002       December 31, 2001
                                                                          (Dollars in thousands)
Non-accrual loans:
     Commercial and industrial loans                               $      126             $    153
     Consumer loans                                                        52                   25
                                                                           --                   --
         Total non-accrual and non-performing loans                       178                  178
                                                                          ---                  ---


Allowance for loan losses as a percentage
     of loans (1)                                                         1.11   %             1.13   %
Allowance for loan losses as a percentage
     of total non-performing loans                                    1,243.26   %         1,139.33   %
Non-performing loans as a percentage of loans (1)                          .09   %              .10   %

(1)    Loans include loans, net, excluding the allowance for loan losses.


Other Operating Income

Other operating income increased $276,000, or 48.4%, to $846,000 for the three months ended September 30, 2002. Service charges on deposit accounts increased $187,000, or 72.5%, reflecting overall growth in the depositor base, and the introduction of new and electronic banking services. Included in other operating income was a $66,000, or 53.7%, increase in net gain on sale of residential loans attributable to an overall increase in residential mortgage loan production resulting from a more favorable interest rate environment.

Other Operating Expense

Other operating expense increased $510,000, or 18.5%, from $2.8 million for the three months ended September 30, 2001, to $3.3 million for the three months ended September 30, 2002. The increase resulted primarily from increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended September 30, 2002 attributable to the Bank's branch expansion.

Income Taxes

Income taxes increased $127,000, or 56.2%, from $226,000 for the three months ended September 30, 2001, to $353,000 for the three months ended September 30, 2002, as a result of the increase in income before income taxes. The effective tax rates for the three months ended September 30, 2002 and those ended September 30, 2001 were 34.3% and 34.2%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

General

The Company reported net income of $2.2 million, or basic earnings per share of $1.52, and diluted earnings per share of $1.47 for the nine months ended September 30, 2002, compared to net income of $1.5 million, or basic earnings per share of $1.02, and diluted earnings per share of $1.00 for the prior year period. The increase in net income was primarily attributable to an increase in net interest income after provision for loan losses of $1.7 million, or 20.2%, and an increase in other operating income of $928,000, or 61.6%. Offsetting those increases was a $1.6 million, or 20.1% increase in other operating expenses.

Interest Income

Interest income, on a fully taxable equivalent basis, decreased $56,000, or .3%, from the nine months ended September 30, 2001, to the nine months ended September 30, 2002. The decrease was attributable to a decrease in the average yield on interest-earning assets of 101 basis points from 7.29% for the nine months ended September 30, 2001, to 6.28% for the nine months ended September 30, 2002. The decrease in average yield on interest earning-assets was attributable to a 124 basis point decrease in yield on securities, net, (exclusive of municipal obligations) and a decrease of 96 basis points on loans, net. From period to period, the average yield on securities declined from 6.25% to 5.01% and the average yield on loans declined from 8.62% to 7.66%. Substantially offsetting those declines in yield from period to period, was an increase in the average balance of securities, net, (exclusive of municipal obligations) of $18.1 million, or 11.4%, from $159.2 million for the nine months ended September 30, 2001, to $177.3 million for the nine months ended September 30, 2002. Similarly, the average balance of loans, net, increased $38.5 million, or 26.1%, from $147.9 million for the nine months ended September 30, 2002, to $186.4 million for the nine months ended September 30, 2002.

Interest Expense

Interest expense for the nine months ended September 30, 2002 was $6.9 million, compared to $8.8 million for the nine months ended September 30, 2001, a decrease of $1.9 million, or 21.7%. The decrease in interest expense was the result of a 142 basis point decrease in the average cost of interest-bearing liabilities from 4.45% for the nine months ending September 30, 2001 as compared to 3.03% for the nine months ended September 30, 2002. The decrease in average cost was offset by a $39.6 million, or 15.0% increase in the average balance of total interest-bearing liabilities from $264.4 million for the 2001 period to $304.0 million for the 2002 period. The increase in average interest-bearing liabilities reflects a $26.6 million increase in the average balance of interest-bearing deposits and a $13.1 million increase in the average balance of borrowed funds when compared to the prior year period.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2002 decreased $2.3 million, or 31.5%, to $4.9 million from $7.2 million for the corresponding 2001 period. This decrease was primarily due to a 168 basis point decrease in the average rate paid on interest-bearing deposits from 4.33% for the nine months ended September 30, 2001 to 2.65% for the corresponding period in 2002. Offsetting the decrease in the average rate paid was a $26.6 million increase in the average balance of interest-bearing deposits of for the nine months ended September 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $21.2 million, or 56.3%, and NOW and money market deposits of $7.1 million, or 13.0% from period to period. The increase in average balances of interest-bearing deposits is the result of the Company's branch expansion and the development of competitive deposit products that meet the needs of its commercial and consumer customers.

Interest expense on borrowed funds for the nine months ended September 30, 2002 increased $341,000, or 20.6%, to $2.0 million from $1.7 million for the corresponding 2001 period. The increase was primarily due to a $13.1 million, or 29.9%, increase in the average balance of borrowed funds from $43.7 million for the nine months ended September 30, 2001 to $56.8 million for the nine months ended September 30, 2002. Offsetting the increase in the average balance was a 36 basis point decrease in the average cost of borrowed funds from 5.06% for the 2001 period, to 4.70% for the 2002 period.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased by $1.9 million, or 21.4%, from $8.7 million for the nine months ended September 30, 2001, to $10.6 million for the nine months ended September 30, 2002. The average cost of total interest-bearing liabilities for the period decreased 142 basis points from 4.45% in the 2001 period to 3.03% in the 2002 period. The average yield on interest-earning assets for the period decreased 101 basis points from 7.29% in the 2001 period to 6.28% in the 2002 period. The net interest rate spread increased by 41 basis points from 2.84% in the 2001 period, to 3.25% in the 2002 period.

Provision for Loan Losses

The Company made a $210,000 provision for loan losses for the nine months ended September 30, 2002, compared to a $75,000 provision for loan losses for the nine months ended September 30, 2001. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount, which in management's judgment is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income increased $928,000, or 61.6%, to $2.4 million for the nine months ended September 30, 2002. Service charges on deposit accounts increased $498,000, or 63.1%, reflecting an overall increase in the Bank's deposit fee structure, growth in the depositor base, and the introduction of new and electronic banking services. Gain on sale of residential loans increased $247,000, or 88.8%, as a result of an overall increase in residential mortgage loan production made possible by lower market interest rates.

Other Operating Expense

Other operating expenses increased $1.5 million, or 20.1%, from $7.9 million for the nine months ended September 30, 2001, to $9.4 million in the nine months ended September 30, 2002. Increases in salaries and employee benefits, premises and equipment expense, and other expense for the nine months ended September 30, 2002 are a result of the Bank's continuing branch expansion.

Income Taxes

Income taxes increased $375,000, or 48.5%, from $773,000 for the nine months ended September 30, 2001, to $1.1 million for the nine months ended September 30, 2002 and was attributable to the increase in income before income taxes. The effective tax rate for the nine months ended September 30, 2002 was 34.4%, compared to 34.3% for the nine months ended September 30, 2001.

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

The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. Average balances are derived from average daily balances. During the three months ended September 30, 2002, the Company's average minimum liquidity level was 26.1%.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 8.3% of the Company's assets at September 30, 2002, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At September 30, 2002, the Company's borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed and callable U.S. agency securities.




     At September 30, 2002, convertible and medium term advances outstanding were as follows:

                                                                               Call                Contractual
                                        Amount              Rate               Date                 Maturity
    Convertible advance          $     14,000,000           5.49  %        02/19/2003             02/19/2008
    Convertible advance                15,000,000           4.59           01/21/2003             01/21/2009
    Convertible advance                14,000,000           4.97           01/19/2004             01/19/2011
    Convertible advance                 3,000,000           4.11           12/11/2005             12/11/2011
    Medium term advance                 4,000,000           3.31           12/11/2003             12/11/2003
    Medium term advance                 5,000,000           3.99           12/13/2004             12/13/2004
                                        ---------
                  Total          $     55,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the nine months ended September 30, 2002, and 2001, the Company's purchases of securities that were classified available-for-sale totaled $644.8 million and $829.7 million, respectively. Loan originations, net of principal repayments on loans, totaled $20.7 million and $31.8 million for the nine months ended September 30, 2002, and 2001, respectively. Borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 2002, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 6.65%, 10.74%, and 11.65%, respectively.

On May 24, 2001, the Company announced a plan for a stock repurchase program to acquire an additional 75,000 shares of the outstanding common stock of the Company. As of September 30, 2002, no repurchases had been made under this program. The plan for the repurchase program was undertaken because management believed that the repurchase of shares would enhance shareholder value and provide additional liquidity for otherwise thinly traded shares. The repurchase program, which remains in effect, generally will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. Management does not believe the stock repurchase will adversely affect the strong liquidity or capital positions of the Company, its designation as well-capitalized or its compliance with established regulatory capital requirements. At September 30, 2002, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.



Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The principal objective of the Company's interest rate management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of it's operations to changes in interest rates. The Board has directed the Investment Committee to review the Company's interest rate risk position on a quarterly basis.

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

At September 30, 2002, 60.4% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.9 years. At that date, $39.1 million, or 24.0%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 2.5 years. At September 30, 2002, the Company had $51.7 million of certificates of deposit with maturities of one year or less and $22.5 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 25.7% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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


At September  30, 2002,  the effect of  instantaneous  and  sustained  interest  rate changes on the  Company's Net
Interest Income and Net Economic Value of Equity are as follows:

             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                  $ Change          % Change
                                                           (Dollars in thousands)
                200                  $   (35)          (0.24) %                 $  (1,706)       (6.14) %
                100                      (16)          (0.11)                      (1,845)       (6.64)
              Static                      --             --                            --           --
               (100)                     (88)          (0.61)                      (3,226)      (11.61)
               (200)                    (564)          (3.91)                      (4,173)      (15.02)



ITEM 4.       CONTROLS AND PROCEDURES

1 Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

2 Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II       OTHER INFORMATION

Item 1.    Legal Proceedings
           Not applicable.

Item 2.    Changes in Securities and Use of Proceeds
           Not applicable.

Item 3.    Defaults Upon Senior Securities
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5.    Other Information
           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           a. Exhibits
              11.0  Statement Re: Computation of Per Share Earnings
              99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002
              99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

           b. Reports on Form 8K
                      None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                           LONG ISLAND FINANCIAL CORP.
                                  (Registrant)



Date:    November 13, 2002    By: /s/ Douglas C. Manditch
                                  -----------------------
                                      Douglas C. Manditch
                                      President and Chief Executive Officer


Date:    November 13, 2002    By: /s/ Thomas Buonaiuto
                                  -----------------------
                                      Thomas Buonaiuto
                                      Vice President and Treasurer

                                  CERTIFICATION

I, Douglas C. Manditch, certify, that:

1 I have reviewed this quarterly report on Form 10-Q of Long Island Financial Corp.;

2 Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     1 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     2 evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     3  presented  in  this   quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     1 all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     2 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: November 13, 2002
                                     /s/ Douglas C. Manditch
                                     -----------------------
                                         Douglas C. Manditch
                                         President & Chief Executive Officer

                                  CERTIFICATION

I, Thomas Buonaiuto, certify, that:

1 I have reviewed this quarterly report on Form 10-Q of Long Island Financial Corp.;

2 Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     1 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     2 evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     3  presented  in  this   quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     1 all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     2 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: November 13, 2002
                                     /s/ Thomas Buonaiuto
                                     --------------------
                                         Thomas Buonaiuto
                                         Vice President & Treasurer


Exhibit 11.0                           Statement Regarding Computation Of Per Share Earnings
                                                             (Unaudited)
                                         (In thousands, except share and per share amounts)

                                                       Three Months Ended                    Nine months Ended
                                                           September 30,                       September 30,
                                                         2002           2001                 2002           2001
Net income available to
   common shareholders                             $      676            435           $    2,193          1,482

Total weighted average
   common shares outstanding                        1,446,226      1,439,676            1,444,307      1,457,258

Basic earnings per common share                    $      .47            .30           $     1.52           1.02
                                                   ==========            ===            =========           ====

Total weighted average
   common shares outstanding                        1,446,226      1,439,676            1,444,307      1,457,258

Dilutive effect of stock options using
   the treasury stock method                           57,235         35,202               47,731         22,867

Total average common and common
   equivalent shares                                1,503,461      1,474,878            1,492,038      1,480,125

Diluted earnings per common share                  $      .45            .29           $     1.47           1.00
                                                   ==========            ===           ==========           ====

Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of
             Sarbanes- Oxley Act of 2002

In connection with the Quarterly Report of Long Island Financial Corp., (the Company) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas
C. Manditch, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Douglas C. Manditch
                                          -----------------------
                                          President & Chief Executive Officer
                                          November 13, 2002


Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of
             Sarbanes- Oxley Act of 2002

In connection with the Quarterly Report of Long Island Financial Corp., (the Company) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Thomas Buonaiuto, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Thomas Buonaiuto
                                          --------------------
                                          Vice President & Treasurer
                                          November 13, 2002