Form 10-K
period 2002-12-31
LONG ISLAND FINANCIAL CORP
filed 2003-03-27
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)     Annual Report Pursuant to Section 13 or 15(d) of
     [X]               the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002
                                       OR
     [ ]      Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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

                                      None
                                      ----
          (Securities registered pursuant to Section 12(b) of the Act)

                          Common Stock, $.01 par value
                          ----------------------------
          (Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer.
Yes [ ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter, was $28,418,341.

The number of shares outstanding of the registrant's common stock was 1,446,226 as of March 7, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1. Portions of the 2002 Annual Report to Stockholders for fiscal year 2002 are incorporated herein by reference - Parts II and IV.
2. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003 are incorporated herein by reference - Part III.



                           LONG ISLAND FINANCIAL CORP.
                                 2002 FORM 10-K
                                TABLE OF CONTENTS

                                                                                                              Page
PART I                                                                                                       Number

Item 1.    Business.........................................................................................     2
Item 2.    Properties.......................................................................................    15
Item 3.    Legal Proceedings................................................................................    15
Item 4.    Submission of Matters to a Vote of Security Holders..............................................    15


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............................    16
Item 6.    Selected Financial Data..........................................................................    16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............    16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................    16
Item 8.    Financial Statements and Supplementary Data......................................................    16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    16


PART III

Item 10.   Directors and Executive Officers of the Registrant...............................................    16
Item 11.   Executive Compensation...........................................................................    17
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...    17
Item 13.   Certain Relationships and Related Transactions...................................................    17
Item 14.   Controls and Procedures..........................................................................    17


PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    18


           Signatures.......................................................................................    19
           Certifications...................................................................................    20



         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Statements contained in this Form 10-K, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Long Island Financial Corp. (the "Company") with the Securities Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; real estate values; the level of defaults; losses and prepayments on loans held by the Company in portfolio or sold in the secondary markets; demand for financial services in the Company's market area; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-K, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Those risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K


                                     PART I


ITEM 1. BUSINESS

Long Island Financial Corp. ("the Company") is a registered financial holding company, incorporated in Delaware in 1998 at the direction of the Directors of Long Island Commercial Bank (the "Bank") for the purpose of becoming a holding company to own all the outstanding common stock of the Bank. Pursuant to a Plan of Acquisition effective January 28, 1999, the Bank became a wholly-owned subsidiary of Long Island Financial Corp., and all of the common stock of the Bank was converted, on a one-for-one basis, into the common stock of Long Island Financial Corp. This transaction is hereinafter referred to as the "Reorganization."

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

General

The primary business of the Company is the operation of its wholly owned subsidiary, the Bank. The Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities in Suffolk, Nassau and Kings counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's executive management has substantial banking experience, and executive management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Suffolk, Nassau and Kings counties, New York.

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

Loan Approval and Underwriting - In general, the Bank utilizes a committee process to approve its loans. The President and Chief Lending Officer are authorized to approve unsecured loans up to $250,000 and commercial real estate loans up to $400,000. All other loans are brought before the Loan Committee. The Loan Committee, which consists Chief Lending Officer Vizzini and Directors Auerbach, Duryea, Del Duca, Esposito, Kern, Manditch, Neuburger, Roberts, Romito, and Tsunis, meet one day each month; however, additional meetings are held as the need arises. The Board of Directors receives a monthly report summarizing the loan portfolio activity, and actions taken by the Loan Committee.

It is the policy of the Bank that all loans satisfy basic lending criteria with respect to the applicant, including any guarantor, the ability to repay the loan within the contemplated term, the applicant's character and financial strength, the adequacy of any required security and compliance with the Bank's lending policy.


Loan Portfolio

The following  table sets forth the  composition of the Bank's loan portfolio at the dates indicated:
                                                                     At December 31,

                                                2002         2001          2000         1999         1998
                                             --------------------------------------------------------------

                                                                     (In thousands)
   Commercial and industrial loans          $  54,001     $ 43,972     $  39,140    $  34,057    $  30,853
   Commercial real estate loans               130,275      116,646        93,875       84,133       53,990
   Automobile loans                            34,188       18,300         2,693        1,463        8,262
   Consumer loans                               2,238        1,312         1,313        1,250        1,396
   Residential real estate loans
          held-for-sale                         1,189        1,472           711        1,019        1,486
                                                -----        -----           ---        -----        -----
      Gross loans                             221,891      181,702       137,732      121,922       95,987
   Less:
      Unearned income                           3,396        2,258           395           42          362
      Deferred fees, net                          764          647           612          569          410
      Allowance for loan losses                 2,346        2,028         1,872        1,475        1,071
                                                -----        -----       -------      -------        -----
   Loans, net                               $ 215,385     $176,769     $ 134,853    $ 119,836    $  94,144
                                              =======      =======       =======      =======       ======

Commercial and Industrial Loans - The Bank offers a variety of commercial loan services including term loans, construction loans, demand loans and revolving credit, and loans guaranteed in part by the Small Businesses Administration. A broad range of commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion, and for the purchase of machinery and equipment. The purpose of a particular loan generally determines its structure.

Commercial loans are typically underwritten on the basis of the borrower's repayment capacity from cash flow and are generally collateralized by business assets such as, but not limited to, inventory, equipment and accounts receivable. As a result, the availability of funds for the payment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, may not be apt subjects for appraisal and may fluctuate in value based upon the success of the business. Revolving credit lines are primarily collateralized by short-term assets, while term loans are primarily collateralized by long-term or fixed assets. Personal guarantees are normally required for commercial loans. At December 31, 2002, commercial and industrial loans represented 24.3% of the loan portfolio.

Commercial Real Estate Loans - The Bank originates commercial real estate loans to businesses to finance the acquisition and holding of commercial real estate. The security for the Bank's commercial real estate loans is generally located in the Bank's primary market area and is underwritten on the basis of the value of the underlying real property. Loans secured by commercial real estate generally involve a greater degree of risk than residential real estate loans. Primary risks associated with commercial real estate lending include the borrower's inability to pay the debt due to unsuccessful operation or management of the property and adverse conditions in the real estate market or economy. At December 31, 2002, commercial real estate loans represented 58.7% of the loan portfolio.

Automobile Loans - The Bank maintains a program of making non-recourse loans to a local automobile leasing company, receiving an assignment of each individual lease and a collateral interest in each automobile. The program, which is designed to diversify the loan portfolio, is expected to continue through 2003. At December 31, 2002 automobile loans represented 15.4% of the loan portfolio.

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

Residential Real Estate Loans - The Bank originates residential real estate loans primarily in its market area. Currently, the Bank sells residential real estate loans together with the servicing rights to these loans on a non-recourse basis to institutional investors. The Bank limits its exposure to interest rate fluctuations and credit risk on these loans by obtaining, at the time of origination, a commitment from an institutional investor to purchase that loan from the Bank. By selling the servicing rights to the loans, the Bank avoids the associated risks and expenses of managing and servicing a loan portfolio. Income is generated from the premiums received on the sale of loans and servicing rights, and fees charged and interest earned during the period the Bank holds the loans for sale.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The  following   table  shows  the   approximate   contractual   maturities  and
sensitivities to changes in interest rates of certain loans, exclusive of non-accrual loans as of December 31, 2002.

                                            Commercial                                          Residential
                                                and      Commercial                             Real Estate
                                            Industrial   Real Estate   Automobile   Consumer    Loans Held-     Total
                                               Loans        Loans         Loans       Loans      For-Sale       Loans
                                                                           (In thousands)
                                            -----------------------------------------------------------------------------

Maturities:
Due within one year                         $ 36,953      $      8      $  4,348     $    80      $  1,189    $   42,578

Due after one but within five years           12,153         2,444        29,812         928             -        45,337
Due after five but within ten years            2,940        24,775            28       1,230             -        28,973
Due after ten years                            1,648       103,048             -           -             -       104,696
                                               -----       -------        ------       -----         -----       -------
Total Due after December 31, 2003             16,741       130,267        29,840       2,158             -       179,006
                                              ------       -------        ------       -----         -----       -------

Total amount due                            $ 53,694      $130,275      $ 34,188     $ 2,238      $  1,189    $  221,584
                                              ------       -------        ------       -----         -----       -------

Rate sensitivity:
Amounts with Fixed Interest Rates           $  4,929      $ 56,975      $ 29,840     $ 1,131      $      -    $   92,875
Amounts with Adjustable Interest Rates        11,812        73,292             -       1,027             -        86,131
                                              ------        ------        ------       -----         -----        ------
Total Due after December 31, 2003           $ 16,741      $130,267      $ 29,840     $2,158       $      -    $  179,006
                                              ======       =======        ======      ======         =====       =======

Allowance for Loan Losses

The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While, based on information currently available, management believes that the allowance of the Bank is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that future adjustments to the allowance will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans as deemed necessary. In addition, the Federal Deposit Insurance Corporation (FDIC) and New York State Banking Department (NYSBD) periodically review the Bank's allowance for loan losses as an integral part of their examination process. Either the FDIC or the NYSBD may require the Bank to make additional provisions for loan losses based upon judgments that may differ from those of management thereby negatively impacting the Bank's financial condition and results of operations.


The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:


                                                             For the years ended December 31,
                                          2002             2001            2000             1999           1998
                                       -----------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Balance at beginning of year           $   2,028        $ 1,872         $  1,475        $  1,071         $ 1,026
 Provision for loan losses                   270            150              150             600             420
 Charge-offs:
  Commercial and industrial loans            (20)             -             (187)            (80)           (203)
  Automobile loans                             -              -              (54)            (66)            (58)
  Consumer loans                             (19)           (19)             (99)            (81)           (145)
                                             ----           ----             ----             --            -----
    Total charge-offs                        (39)           (19)            (340)           (227)           (406)
 Recoveries:
  Commercial and industrial loans             75             13              547              26               1
  Automobile loans                             -              6               13               4              15
  Consumer loans                              12              6               27               1              15
                                              --              -               --               -              --
       Total recoveries                       87             25              587              31              31
                                              --             --              ---              --              --
Net recoveries (charge-offs)                  48              6              247            (196)           (375)
                                              --              -              ---            -----           -----
Balance at end of year                 $   2,346        $ 2,028         $  1,872        $  1,475         $ 1,071
                                           =====          =====            =====           =====           =====
Ratio of net charge-offs/average
    net loans                                 -  %           -   %             -  %          .19  %          .43   %
                                            ---            ---               ---             ---             ---



The following table sets forth the allocation of the Bank's allowance for loan losses at the dates indicated:

                                                                At December 31,

                              2002              2001              2000               1999                 1998

                                 Percent           Percent            Percent            Percent             Percent
                                of Loans          of Loans           of Loans           of Loans            of Loans
                                 in Each           in Each            in Each            in Each             in Each
                                Category          Category           Category           Category            Category
                                to Total          to Total           to Total           to Total            to Total
                        Amount    Loans   Amount    Loans    Amount    Loans    Amount    Loans      Amount   Loans
                        ---------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Commercial and
    industrial loans     $ 684    24.3 %  $  651    24.2 %   $  723     28.7 %  $  610      27.9 %   $  589    32.1 %
Commercial real
    estate loans         1,317    58.7     1,166    64.2        939     68.2       631      69.0        330    56.2
Automobile loans           307    15.4       160    10.1         27      1.9        13       1.2         48     8.6
Consumer loans              22     1.0        18      .7         26       .7        61       1.0        104     1.5
Residential real
   estate loans held-        -      .6         -      .8          -       .5         -        .9          -     1.6
   for-sale
Unallocated              $  16       -    $   33       -     $  157        -    $  160         -     $    -       -
                          -----  -----        --    ----        ---     ----       ---      ----        ---    ----
Total allowance for
    loan losses         $2,346   100.0 %  $2,028   100.0 %   $1,872    100.0 %  $1,475     100.0 %   $1,071   100.0 %
                         =====   =====     =====   =====      =====    =====     =====     =====      =====   =====


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


                                                                              At December 31,

                                                  2002           2001           2000            1999            1998
                                               ----------------------------------------------------------------------

                                                                         (Dollars in thousands)
Non-accrual loans:
 Commercial and industrial loans               $    307       $     153      $    384        $     42       $     366
 Automobile loans                                     -               -             -              32              37
 Consumer loans                                       -              25            32             105             108
                                                    ---              --            --             ---             ---
Total non-accrual loans                             307             178           416             179             511

Loans contractually past due 90 days or
more, other than non-accruing (2)                     -               -             -               -               -
                                                    ---             ---           ---             ---             ---

Total non-performing loans                     $    307       $     178      $    416        $    179       $     511
                                                    ===             ===           ===             ===             ===

Allowance for loan losses as a
     percent of total loans (1)                   1.08%            1.13%         1.37%           1.22  %         1.12%
Allowance for loan losses as a
     percent of total non-performing loans      764.17%        1,139.33%       450.00%         824.02%         209.59%
Non-performing loans as a percent
     of total loans (1)                            .14%             .10%          .30%            .15%            .54%

(1) Loans include loans, net of unearned income and deferred fees.
(2) Excludes $108,000 of loans at December 31, 2001, and $231,000 of loans at December 31, 1999, which have matured, however, are current with respect to scheduled periodic principal and/or interest payments. The Bank is in the process of renewing these obligations and/or awaiting anticipated repayment.

Investment Activities

General - The Bank maintains a portfolio of securities in such instruments as U.S. government and agency securities, mortgage-backed securities, municipal obligations, corporate debt and equity securities. The investment policy of the Bank, which is approved by the Board of Directors and implemented by the Bank's Investment Committee (the "Committee") as authorized by the Board, is designed primarily to generate acceptable yields for the Bank without compromising the business objectives of the Bank or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Bank. In reviewing and establishing investment strategies, the Committee considers the business and growth plans of the Bank, the economic environment, the current interest rate sensitivity position of the Bank, the types of securities held and other factors.

At December 31, 2002, the Company had $235.6 million in investment securities consisting of U.S. Government and Agency obligations, mortgage-backed securities, municipal obligations, corporate debt and equity securities. The accounting treatment of the securities of the Bank is addressed in Note 1 of the Notes to the Consolidated Financial Statements in the 2002 Annual Report to Stockholders.

U.S. Government and Agency Obligations - At December 31, 2002, the Bank's U.S. Government and Agency obligations portfolio of the Bank totaled $130.4 million, all of which was classified as available-for-sale. Included in that total are $98.2 million of callable securities, which generally possess higher yields than securities with similar contractual terms to maturity but without callable features. The remaining balance of $32.2 million represents U.S. Treasury and government sponsored agency discount notes, which are primarily used as collateral for seasonal municipal deposits and other short-term borrowings.

Mortgage-Backed Securities - The Bank purchases mortgage-backed securities in order to: (a) generate positive interest spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of the Bank. At December 31, 2002, mortgage-backed securities totaled $87.1 million, or 17.7% of total assets, all of which were classified as available-for-sale. At December 31, 2002, 46.6% of the mortgage-backed securities carried adjustable rates and 53.4% were fixed rate. The mortgage-backed securities had coupon rates ranging from 4.50% to 7.50% and had a weighted average yield of 4.80%.

Municipal Obligations - At December 31, 2002, the Bank had no municipal obligations in its investment portfolio. The Bank generally considers investment in municipal obligations when the taxable equivalent yields are greater than that of other securities with comparable maturities. All of the municipal bonds purchased by the Bank are required to be rated "A" or better by at least one national rating agency.

Corporate Debt - The Bank's investment policy was amended in 2000 to include the purchase of capital notes/trust preferred securities issued primarily by financial institutions up to a limit of $15 million dollars. Those securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. To be purchased by the Bank, such higher yielding securities must be rated investment grade by at least two of the national rating agencies. At December 31, 2002, the Company held $14.5 million of corporate debt securities at an average yield of 8.89%

Equity Securities - At December 31, 2002, the Bank held equity securities valued at $3.6 million. Those equity securities represented the Bank's investment in Federal Home Loan Bank of New York (FHLB) stock. In order to borrow from the FHLB, the Bank is required to purchase shares of FHLB non-marketable equity securities at par. For the year ended December 31, 2002, the dividend yield on the FHLB stock was 4.49%.


The following table sets forth information regarding the amortized cost (book value) and fair value of the Bank's securities portfolio at the dates indicated:

                                                                           At December 31,

                                        -------------------------------------------------------------------------------
                                                  2002                          2001                       2000
                                        -------------------------------------------------------------------------------
                                        Amortized       Fair         Amortized       Fair          Amortized     Fair
 (In thousands)                           Cost          Value          Cost          Value           Cost        Value
                                        -------------------------------------------------------------------------------
Held-to-maturity:

Mortgage-backed securities:

     CMO                               $       -     $       -      $       -      $       -    $     263    $    254

Corporate debt                            12,461        14,027         12,457         12,937        4,491        4,482
                                          ------        ------         ------         ------        -----        -----

Total securities
     held-to-maturity                  $  12,461     $  14,027      $  12,457      $  12,937    $   4,754    $   4,736
                                          ------        ------         ------         ------        -----        -----

Available-for-sale:

U.S. Government and
     Agency obligations                $ 129,345     $ 130,422      $  89,930      $  89,732    $ 117,364    $ 115,945

Mortgage-backed securities:
     GNMA                                 62,565        63,971         85,171         85,021       36,559       35,963
     FHLMC                                 9,879        10,015          4,402          4,304          969          982
     FNMA                                 12,920        13,122         20,803         20,918        5,279        5,303

Municipal obligations                          -             -              -              -        1,167        1,149

Corporate debt                             2,013         2,060          2,017          1,992            -            -
                                               -             -              -              -            -            -
                                         -------       -------        -------        -------      -------      -------
Total securities available-for-sale    $ 216,722     $ 219,590      $ 202,323      $ 201,967    $ 161,338    $ 159,342


The  following  table sets forth  certain  information  regarding the amortized
cost,  weighted  average  yields  and  contractual   maturities  of  the  Bank's
securities portfolio as of December 31, 2002.

                                                          More Than One       More Than Five             More
                                    One Year or Less   Year to Five Years    Years to Ten Years    Than Ten Years   Total
                                        Weighted             Weighted             Weighted             Weighted    Weighted
                              Amortized  Average  Amortized  Average   Amortized  Average    Amortized  Average   Amortized Average
                                 Cost     Yield     Cost      Yield      Cost      Yield       Cost      Yield      Cost     Yield
                              -----------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
 Available-for-sale:
 Debt securities:
US Government and
  Agency obligations           $ 32,241    1.15  %  $ 11,440  4.03  %  $61,117     3.96%      $24,547    3.49%   $129,345   3.18%
Mortgage-backed securities:
  GNMA                                -       -            -     -           -        -        62,565    4.59      62,565   4.59
  FHLMC                               -       -            -     -           -        -         9,879    6.22       9,879   6.22
  FNMA                              261    7.23            -     -           -        -        12,659    4.67      12,920   4.72
Corporate debt                        -       -            -     -       1,000     7.50         1,013    6.78       2,013   7.14
                                 ------    ----       ------  ----       -----     ----         -----    ----       -----   ----
Total securities available-
for-sale                         32,502    1.20       11,440  4.03      62,117     4.02       110,663    4.52     216,722   3.85
                                 ------    ----       ------  ----      ------     ----       -------    ----     -------   ----

Held-to-maturity:
Mortgage-backed securities:
  CMO                          $      -       -  %  $      -     -  %  $     -        -%      $      -      -%   $      -      -%
                                   ----    ----         ----  ----        ----     ----        ------- ------      ------ ------
Corporate debt                 $      -       -  %  $      -     -  %  $ 4,513     8.82%      $ 7,948    9.37%   $ 12,461   9.17%
                                   ----    ----         ----  ----       -----     ----         -----    ----      ------   ----
Total securities, held-to-
maturity                       $      -       -  %  $      -     -  %  $ 4,513     8.82%      $ 7,948    9.37%   $ 12,461   9.17%
                                  =====    ====         ====  ====       =====     ====         =====    ====      ======   ====

FHLB stock, at cost            $  3,588    4.49     $      -     -     $     -        -       $     -       -    $  3,588   4.49
                                  -----    ----         ----   ---        ----     ----          ----    ----       -----   ----
Total equity securities        $  3,588    4.49     $      -     -     $     -        -       $     -       -    $  3,588   4.49
                                  -----    ----         ----  ----        ----     ----          ----    ----       -----   ----


Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts of the Bank consist of checking, savings, NOW accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at premium rates and also offers Individual Retirement Accounts and other qualified plan accounts. The Bank solicits deposit accounts from small businesses, professional firms, households, and government institutions located throughout its market area. The Bank does not use brokers to obtain deposits. All deposit accounts are insured under the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum limits permitted by law.

The following table shows the distribution of the Bank's average deposit accounts in each category of deposits presented for the periods indicated:

                                                            For the years ended December 31,


                                                   2002                    2001                    2000
                                         --------------------------------------------------------------------

                                           Average     Average     Average    Average     Average    Average
                                           Balance    Rate Paid    Balance   Rate Paid    Balance   Rate Paid

                                                               (dollars in thousands)
Non-interest bearing accounts            $  70,198         -%     $ 51,487        -%     $40,842         -%
Savings accounts                            63,231      1.64        39,221     2.67       31,507      3.71
NOW and money market deposits               58,448      1.13        49,431     1.88       43,865      2.31
Certificates issued in excess of $100,000   30,572      2.29        40,442     4.58       25,576      5.97
Other time deposits                         94,557      4.24        88,804     5.82       80,503      6.15
                                            ------                  ------                ------
Total average deposits                   $ 317,006                $269,385               $222,293
                                           =======                 =======                =======

At December 31, 2002, the Bank had outstanding approximately $20.5 million in certificates of deposit accounts in excess of $100,000, maturing as follows:

                                 (In thousands)

                            3 months or less                  $  12,637
                            Over three through six months         1,457
                            Over six through 12 months            4,348
                            Over 12 months                        2,073
                                                                -------
                            Total                             $  20,516
                                                                 ======

Borrowings

The Bank utilizes borrowings to leverage the capital of the Bank and provide liquidity when necessary. At December 31, 2002 borrowed funds primarily consisted of $55 million of advances from the FHLB secured by various callable U.S. agency securities, mortgage-backed securities and certain qualifying commercial real estate loans. At certain times, the Bank will use sales of securities sold under agreements to repurchase as a lower cost alternative to its FHLB advances and other sources of funds. There were no securities sold under agreements to repurchase at December 31, 2002. At December 31, 2002 the Bank had available a 12-month commitment for overnight and one month lines of credit with the FHLB totaling $33.4 million dollars. Both lines of credit are priced at a spread above the the federal funds rate and reprice daily. At December 31, 2002, there was no overnight line of credit balance. The Company has a $500,000 secured line of credit with another financial institution permitting the Company to borrow at that institution's prime rate. At December 31, 2002, there was no balance outstanding under that line of credit agreement. In addition, the Bank has available $6.5 million in lines of credit with unaffiliated institutions, which enable it to borrow funds on an unsecured basis, on which no balance was outstanding at December 31, 2002. The following table sets forth certain information regarding the Bank's borrowed funds for the years indicated:

                                                                      For the years ended December 31,

                                                                    2002           2001              2000
                                                                 -------------------------------------------
                                                                          (Dollars in thousands)
FHLB Advances:
Maximum amount outstanding at any month-end
  during the year                                                $ 55,000        $ 55,000         $  39,000
Average balance outstanding                                        55,000          43,000            36,760
Balance outstanding at end of year                                 55,000          55,000            29,000
Weighted average interest rate during the year                       4.80%           5.06  %           4.94%
Weighted average interest rate at the end of the year                4.80%           4.80  %           5.02%

Repurchase Agreements:
Maximum amount outstanding at any month-end
  during the year                                                $      -        $      -         $  29,850
Average balance outstanding                                             -             555             4,719
Balance outstanding at end of year                                      -               -                 -
Weighted average interest rate during the year                          -%           4.93  %           5.94%
Weighted average interest rate at the end of the year                   -              -                  -

Federal Funds Purchased:
Maximum amount outstanding at any month-end
  during the year                                                $ 12,800        $  4,500         $  16,650
Average balance outstanding                                         2,214             695             5,729
Balance outstanding at end of year                                      -           4,500                 -
Weighted average interest rate during the year                       1.69%           4.88  %           6.40%
Weighted average interest rate at the end of the year                   -%           1.75  %              -

Line of Credit:
Maximum amount outstanding at any month-end
  during the year                                                $      -        $      -         $     500
Average balance outstanding                                             -               -               244
Balance outstanding at end of year                                      -               -                 -
Weighted average interest rate during the year                          -%              -  %           9.14%
Weighted average interest rate at the end of the year                   -%              -  %               -%

Subsidiary Activities

The Company has four wholly-owned subsidiaries as follows:

LIF Statutory Trust I. On September 7, 2000, LIF Statutory Trust issued $7.5 million aggregate liquidation amount of 10.60% Capital Securities due September 7, 2030, referred to as Capital Securities. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of LIF Statutory Trust I under the trust agreement. LIF Statutory Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $7.7 million of the Company's 10.60% Junior Subordinated Debentures due September 7, 2030, referred to as the Company's Junior Subordinated Debentures. The Junior Subordinated Debentures are pre-payable, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes.

Long Island Financial Client Services Corp. Long Island Financial Client Services Corp. was formed for the purpose of providing Private Banking Services to clients of the Company. Private Banking Services provided include, but are not limited to, professional money management, investment planning, life insurance, business insurance, charitable planning, estate planning, business valuation services, business succession planning, and pension design and administration. The operations of Long Island Financial Client Services Corp. were not material to the operating results of the Company for the year ended December 31, 2002.

Long Island Commercial Services Corp. Long Island Commercial Services Corp. was formed for the purpose of providing insurance services to clients of the Company. Insurance services provided include, but are not limited to, group health insurance, group dental plans, business insurance, life insurance, home, auto, boat insurance, and long term care planning. The operations of Long Island Commercial Services Corp. were not material to the operating results of the Company for the year ended December 31, 2002.

Long Island Commercial Bank. The Bank is a New York state-chartered commercial bank, founded in 1989, which is engaged in commercial banking in Islandia, New York, and the surrounding communities in Suffolk, Nassau and Kings counties. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers.

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

In 1999, the Company established the Long Island Commercial Bank Foundation (the "Foundation"). The purpose of the Foundation is to contribute funds to local entities that are organized and operated exclusively for charitable, educational, religious, scientific, and other specified purposes. The foundation is primarily funded by annual contributions from Long Island Commercial Bank, which equal 1% of the Bank's prior year pretax income. The officers and trustees of the foundation are comprised of certain officers and Board members of the Company.

Personnel

At December 31, 2002, the Bank employed 104 employees, 5 of which are part-time. No employees are covered by a collective bargaining agreement and the Bank believes its relations with its employees are good.

Federal and State Taxation

General - The Company, the Bank and their subsidiaries, (excluding Long Island Commercial Capital Corporation)report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation in the same manner as other corporations. Long Island Commercial Capital Corporation is taxable as a Real Estate Investment Trust (REIT). The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or its subsidiaries. The Internal Revenue Service has not audited the Company or its subsidiaries during the last five years.

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

Corporate Alternative Minimum Tax - In addition to the regular income tax, the Code imposes an alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent that the AMT exceeds the regular tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Company does not expect to be subject to the AMT.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend. Distributions recieved by the Bank from Long Island Commercial Capital Corporation are not eligible for the federal dividends received deduction. Meanwhile, Long Island Commercial Capital Corporation, as a REIT, is entitled to a 100% dividends paid deduction for federal income tax purposes.

New York State  Taxation

The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of ( i ) 8.0% of the Bank's "entire net income" allocable to New York State during the taxable year, or ( ii ) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State (b) 3% of alternative entire net income allocated to New York or (c) $250. Entire net income is similar to federal taxable income subject to certain modifications. 60% of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions received from Long Island Commercial Capital Corporation are eligible for the New York State dividends received deduction.

In addition, net operating losses cannot be carried back. For tax years beginning on or after January 1, 2001 a deduction for net operating losses sustained in 2001 and subsequent years may be carried forward. The deduction may not exceed the allowable federal net operating loss deduction augmented by the excess of the New York State bad debt deduction over the federal bad debt deduction. The losses may be carried forward for the 20 year period allowed under federal Code Section 172. Alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to the 17% Metropolitan Commuter Transportation District Surcharge on its New York State Franchise Tax. The Company, the Bank and their subsidiaries (excluding Long Island Commercial Capital Corporation) file a combined return.

City of New York  Taxation

The Bank is subject to a New York City banking corporation tax in an annual amount equal to the greater of (a) 9% of entire net income allocable to New York City, or (b) the applicable alternative tax. The applicable alternative tax is the greater of (a) .01% of the value of taxable assets allocable to New York City with certain modifications, (b) 3% of alternative entire net income allocable to New York City, or (c) $125. Entire net income and alternative net income are calculated in a manner similar to New York State including the allowance of a deduction for an addition to the tax bad debt reserve. Net operating losses are not permitted to be carried back or forward for New York City purposes. The income is allocated to New York City based upon three factors: receipts, wages and deposits. The Company, the Bank and their subsidiaries (excluding Long Island Commercial Capital Corporation) file a combined return.

Delaware  Taxation

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

Holding Company Regulation - As a registered financial holding company, the Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act, as administered by the Board of Governors of the Federal Reserve System (the FRB). The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or to merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Company's total and Tier 1 capital exceeds the requirements established by the FRB.

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

Restrictions on Transactions with Affiliates - Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, and requires certain levels of collateral for such transactions. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Section 23B requires that certain transactions between a bank and its affiliates be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other, nonaffiliated companies. In the absence of such comparable transactions, any transactions between a bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance the Bank's competitive position.

Sarbanes-Oxley Act of 2002 - This recently enacted statute generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Securities Laws

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws. The Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities and Exchange Act of 1934, as amended.

Delaware Corporation Law

The Company is incorporated under the laws of the State of Delaware. Thus, we are subject to the regulation by the State of Delaware and the rights of our shareholders are governed by Delaware General Corporation Law.


ITEM 2. PROPERTIES

The Bank conducts its business from its main branch office and executive offices located at One Suffolk Square, Islandia, New York, and ten branch offices located in Babylon, Smithtown, Westbury, Jericho, Shirley, Ronkonkoma, Melville, and Central Islip, Deer Park, and Bay Ridge-Brooklyn. The following table sets forth information relating to each of the offices of the Bank at December 31, 2002.


                                                                                     Lease            Net
                                                                                  Expiration      Book Value
                                                                        Date       Including          at
Location                                                   Leased  Lease Acquired   Options      Dec. 31,2002
-------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Main Office:
    One Suffolk Square, Islandia, LI, New York 11749         Leased      1987         2005      $     78


Branch Offices:
    400 West Main Street, Babylon, LI, NY 11702              Leased      1995         2005             1
    50 Route 111, Smithtown, LI, NY 11787                    Leased      1997         2012             -
    900 Merchants Concourse, Westbury, LI, NY 11590          Leased      1997         2003             3
    390 North Broadway, Jericho, LI, NY 11753                Leased      1997         2008             7
    861 Montauk Highway, Shirley, LI, NY 11967               Leased      1998         2002             -
    950 Montauk Highway, Shirley, LI, NY 11967                Owned      2002         ----            20
    3425 Veterans Memorial Hwy, Ronkonkoma, LI, NY 11779     Leased      2001         2011           145
    610 Broadhollow Road, Melville, LI, NY 11747             Leased      2001         2019           124
    320 Carlton Avenue, Central Islip, LI, NY 11722          Leased      2001         2019            36
    720 Grand Boulevard, Deer Park, LI, NY 11729              Owned      2001         ----           321
    375 86th Street, Brooklyn, NY 11209                      Leased      2002         2023             -
                                                                                                     ---
                                                                                                $    735
                                                                                                     ---

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The above captioned information regarding the market for the Company's common equity and related stockholder matters appears in the 2002 Annual Report to Stockholders under the caption "Capital Stock" and is incorporated herein by this reference.


ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data appears on pages 5 and 6 of the 2002 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations appears on pages 7 through 16 of the 2002 Annual Report to
Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the 2002 Annual Report to Stockholders is incorporated herein by this reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Long Island Financial Corp. and the Independent Auditors' Report appear on pages 17 through 30 of the 2002 Annual Report to Stockholders and are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III



ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2003 under the caption "Election of Directors" is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of the Company. Officers are re-elected by the Board of Directors annually.

         Name                 Age          Position(s) Held with the Company

 Perry B. Duryea              81           Chairman of the Board
 Roy M. Kern, Sr.             69           Vice Chairman of the Board
 Douglas C. Manditch          55           President and Chief Executive Officer
 Thomas Buonaiuto             37           Vice President and Treasurer
 Carmelo C. Vizzini           57           Vice President and Secretary

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


ITEM 11.EXECUTIVE COMPENSATION

The information contained on pages 8 through 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003 under the captions "Directors' Compensation" and " Executive Compensation" is incorporated herein by reference.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on page 3 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2003 under the caption "Information with Respect to the Nominees, Continuing Directors and Executive Officers" is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2003 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.

ITEM 14.CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls susequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                     PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

The following financial statements of the Bank are included in the Company's Annual Report to Stockholders for the year ended December 31, 2002 and are incorporated by this reference:


 Consolidated Balance Sheets at December 31, 2002 and 2001
 Consolidated Statements of Earnings for the Years Ended December 31, 2002,
     2001 and 2000
 Consolidated  Statements of Changes in  Stockholders'  Equity for the Years
     Ended  December 31, 2002,  2001 and 2000
 Consolidated  Statements  of Cash Flows for the Years Ended  December  31,
     2002, 2001 and 2000
 Notes to Consolidated Financial Statements
 Independent Auditors' Report

The remaining information appearing in the 2002 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(A) 2.  Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(B) Reports on Form 8-K Filed During the Last Quarter of 2002.

None

(C) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number

 2.0 Plan of Acquisition between Long Island Financial Corp. and Long Island Commercial Bank dated as of September 15, 1998.*
 3.1 Certificate of Incorporation of Long Island Financial Corp., dated September 10, 1998. *
 3.2    By-Laws of Long Island Financial Corp., effective as of
        September 10, 1998.*
10.0    Long Island Financial Corp. 1998 Stock Option Plan. *
10.1 Change of Control Agreement between Long Island Financial Corp. and Douglas C. Manditch. **
10.2 Change of Control Agreement between Long Island Financial Corp. and Thomas Buonaiuto. **
10.3 Change of Control Agreement between Long Island Financial Corp. and Carmelo C. Vizzini. **
11.0 Statement re: Computation of per Share Earnings (incorporated by reference to Note 13 to Notes to Consolidated Financial Statements -
        Part IV, Item 15)
13.0    2002 Annual Report to Stockholders.
21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"
23.0    Consent of KPMG LLP.
99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
===============================================================================

*       Incorporated   herein  by  reference  in  this  document  to  the  S-4
        Registration   Statement   initially  filed  on  September  22,  1998,
        Registration No. 333-63971

** Incorporated herein by reference in this document from the 2001 Long Island Financial Corp.Form 10-K filed on March 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  LONG ISLAND FINANCIAL CORP.


  By:        /s/ Douglas C. Manditch                   Date:   March 26, 2003
         -----------------------------
         Douglas C. Manditch
         President and Chief Executive Officer


  By:        /s/ Thomas Buonaiuto                      Date:   March 26, 2003
         -----------------------------
         Thomas Buonaiuto
         Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.


             /s/ Perry B. Duryea, Jr.                /s/ Gordon A. Lenz
         -----------------------------             ----------------------------
         Perry B. Duryea, Jr.                      Gordon A. Lenz
         Chairman of the Board                     Director

             /s/ Roy M. Kern, Sr.                    /s/ Douglas C. Manditch
         -----------------------------             ----------------------------
         Roy M. Kern, Sr.                          Douglas C. Manditch
         Vice Chairman of the Board                Director, President and
                                                   Chief Executive Officer


             /s/ Harvey Auerbach                     /s/ Werner S. Neuburger
         -----------------------------             ----------------------------
         Harvey Auerbach                           Werner S. Neuburger
         Director                                  Director


             /s/ John L. Ciarelli, Esq.              /s/ Thomas F. Roberts, III
         -----------------------------             ----------------------------
         John L. Ciarelli, Esq.                    Thomas F. Roberts, III
         Director                                  Director


             /s/ Donald Del Duca                     /s/ Alfred Romito
         -----------------------------             ----------------------------
         Donald Del Duca                           Alfred Romito
         Director                                  Director


             /s/ Frank J. Esposito                   /s/  John C. Tsunis, Esq.
         -----------------------------             ---------------------------
         Frank J. Esposito                         John C. Tsunis, Esq.
         Director                                  Director


             /s/ Waldemar Fernandez
         -----------------------------
         Waldemar Fernandez
         Director

                                  CERTIFICATION

I, Douglas C. Manditch, certify, that:

     1. I have reviewed this annual report on Form 10-K of Long Island Financial Corp.;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this
               annual   report   is  being   prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date: March 26, 2003
                                      /s/ Douglas C. Manditch
                                      -----------------------
                                          Douglas C. Manditch
                                          President & Chief Executive Officer

                                  CERTIFICATION

I, Thomas Buonaiuto, certify, that:

     1. I have reviewed this annual report on Form 10-K of Long Island Financial Corp.;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this
               annual   report   is  being   prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date: March 26, 2003
                                      /s/  Thomas Buonaiuto
                                      ---------------------
                                           Thomas Buonaiuto
                                           Vice President & Treasurer

EXHIBIT 13.     2002 ANNUAL REPORT TO STOCKHOLDERS

Selected Financial Data

The following tables set forth selected financial data for the last five years.

                                                              At or for the years ended December 31,

                                                 2002            2001           2000           1999             1998
                                            ------------------------------------------------------------------------
                                                             (Dollars in thousands, except share data)
Selected Operating Data:
Interest income                             $  23,327       $  22,945    $    20,996     $   18,410     $     15,285
Interest expense                                9,078          11,233         11,143          9,482            8,229
Net interest income                            14,249          11,712          9,853          8,928            7,056
Provision for loan losses                         270             150            150            600              420
Other operating income                          3,254           2,139          1,566          1,706              918
Other operating expenses                       12,909          10,716          8,635          7,581            5,799
Income before income taxes                      4,324           2,985          2,634          2,453            1,755
Income taxes                                    1,487           1,023            880            847              630
     Net income                             $   2,837       $   1,962    $     1,754     $    1,606     $      1,125
                                                -----           -----          -----          -----            -----

     Basic earnings per share               $    1.96       $    1.35    $      1.10     $     .92      $        .64
                                                 ----            ----           ----           ---               ---
     Diluted earnings per share             $    1.90       $    1.33    $      1.10     $     .92      $        .64
                                                 ----            ----           ----           ---               ---

Selected Financial Condition Data:
Total assets                                $ 491,951       $ 438,390    $   332,934     $  331,054     $    266,543
Loans, net                                    215,385         176,769        134,853        119,836           94,144
Allowance for loan losses                       2,346           2,028          1,872          1,475            1,071
Securities                                    235,639         217,282        169,422        170,149          145,819
Deposits                                      400,534         345,917        273,189        269,740          217,867
Borrowed funds                                 55,000          59,500         29,000         39,500           24,000
Stockholders' equity                           25,573          21,127         19,261         18,343           21,868
Book value per share                        $   17.68       $   14.67    $     13.02      $   11.14     $      12.35
Stockholders' equity (1)                       23,746          21,354         20,428         21,327           21,803
Book value per share (1)                    $   16.42       $   14.83    $     13.81      $   12.95     $      12.31
Shares outstanding                          1,446,226       1,439,926      1,479,426      1,646,326        1,771,306

Average Balance Sheet Data:
Loans, net                                  $ 193,194       $ 155,303    $   131,165     $  104,512     $     86,647
Securities                                    176,306         155,833        145,291        145,881          109,552
Assets                                        408,955         345,985        293,884        273,736          216,941
Demand deposits                                70,198          51,487         40,842         33,791           25,811
Savings deposits                               63,231          39,221         31,507         22,747            9,030
NOW and money market deposits                  58,448          49,431         43,865         49,413           35,852
Certificates of deposit                       125,129         129,246        106,079        103,596          105,741
Stockholders' equity                        $  23,409       $  20,689    $    18,138     $   20,470     $     21,717

Selected Financial Data (cont'd)

                                                             At or for the years ended December 31,

                                               2002              2001           2000           1999           1998
                                             ------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Performance Ratios:
Return on average assets                        .69    %          .57  %         .60  %         .59   %        .52  %
Return on average equity                      12.12              9.48           9.67           7.85           5.18
Average equity to average assets               5.72              5.98           6.17           7.48          10.01
Equity to total assets at end of year          5.20              4.82           5.79           5.54           8.20
Interest rate spread (2)                       3.22              2.82           2.69           2.81           2.51
Net interest margin (3)                        3.79              3.63           3.55           3.50           3.48
Ratio of average interest-earning assets to
     average interest-bearing liabilities      1.24              1.23           1.21           1.19           1.25
Non-interest expense to average assets         3.16              3.10           2.94           2.77           2.67
Efficiency ratio (4)                          73.75             77.37          75.62          71.29          72.72
Dividend payout ratio                         19.47             24.81          29.09          34.78          50.00



Asset Quality Ratios and Other Data:
Total non-performing loans                $     307         $     178      $     416      $     179       $    511
Allowance for loan losses                     2,346             2,028          1,872          1,475          1,071
Non-performing loans as a percent of
     total loans (5) (6)                        .14    %          .10  %         .30  %         .15   %        .54  %
Non-performing loans as a percent of
     total assets (5)                           .06               .04            .12            .05            .19
Allowance for loan losses as a percent of:
     Non-performing loans (5)                764.17          1,139.33         450.00         824.02         209.59
     Total loans (6)                           1.08    %         1.13  %        1.37  %        1.22   %       1.12  %
Full service offices                             11                 8              6              6            6



(1) Excludes the unrealized appreciation (depreciation) in available-for-sale securities.
(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) The net interest margin represents net interest income divided by average interest-earning assets.
(4) The efficiency ratio represents the ratio ofoperating expenses divided by the sum of net interest income and other operating income.
(5) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. It is the Company's general policy to cease accruing interest on all loans 90 days or more past due.
(6)  Loans include loans, net of unearned income and deferred fees.

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

Those risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report.


GENERAL

Long Island Financial Corp. is a registered Delaware financial holding company, organized in 1999, and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered commercial bank, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk, Nassau and Kings counties. The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and other operating income. The Company's other operating expense consists principally of salaries and employee benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and action of regulatory authorities.

In 1998, the Company began originating residential real estate loans primarily in its market area of Nassau and Suffolk Counties. Currently, the Company sells the residential real estate loans it originates together with the servicing rights to those loans on a non-recourse basis to institutional investors. The Company limits its exposure to interest rate fluctuations and credit risk on those loans by obtaining, at the point of origination, a commitment from an institutional investor to purchase that loan from the Company. Further, by selling the servicing rights to the loans, the Company avoids the associated risks and expenses of managing and servicing a loan portfolio. Income is generated from the premiums received on the sale of loans with servicing rights and on the fees charged and interest earned during the period the Company holds the loans for sale.

MANAGEMENT STRATEGY

The Company offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Company continues to implement an aggressive expansion plan. The key components of that plan are to (i) expand the Company's network of branch offices into existing and new markets, (ii) originate commercial loans, (iii) develop strong customer relationships that generate multiple services for individual customers and repeat business, (iv) add high quality employees and (v) leverage capital with increased deposits from branch expansion and borrowed funds.

The establishment of the financial holding company structure in 1999 provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at the Bank or in separate subsidiaries of the Company. Finally, that structure will permit expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions or engaging in financial and investment advisory services, securities brokerage and management consulting activities.


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

The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the portfolio. The evaluation process for making provisions for loan losses is subject to numerous estimates and judgments. Changes in these estimates could have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in the counties of Suffolk and Nassau.

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate and commercial and industrial loans. Management believes that the Company's allowance for loan losses at December 31, 2002 is adequate to provide for estimated probable losses inherent in the portfolio.


MANAGEMENT OF INTEREST RATE RISK

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate, given the Company's business strategy, its operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Investment Committee reviews the interest rate risk position of the Company on a quarterly basis.

Funds management is the process by which the Company seeks to maximize the profit potential which is derived from the spread between the rates earned on interest-earning assets and the rates paid on interest-bearing liabilities through the management of various balance sheet components. It involves virtually every aspect of the management and decision-making process of the
Company. Accordingly, the Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements.

At December 31, 2002, 54.4% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.4 years. At such date, $45.2 million, or 19.2%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
1.9 years. At December 31, 2002, the Company had $59.1 million of certificates of deposit with maturities of one year or less and $20.5 million of deposits of $100,000 or more, which tend to be less stable sources of funding as compared to core deposits, and represented 21.1% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term certificates of deposit, the cost of funds of the Company may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At December 31, 2002, the effects of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity would be as follows:


             Change in                     Potential Change in                       Potential Change in
           Interest Rates                  Net Interest Income                  Net Economic Value of Equity
           in Basis Points               $ Change      % Change                  $ Change          % Change
           ---------------               --------      --------                  ---------         --------

                                                     (Dollars in thousands)

                200                  $    46               .27 %             $   (4,121)            (14.70)  %
                100                      272              1.62                   (2,998)            (10.69)
              Static                      --                --                      --                 --
               (100)                    (519)            (3.09)                  (4,064)            (14.50)
               (200)                  (1,912)           (11.40)                  (5,287)            (18.86)


ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the average balance sheets of the Company and its statements of earnings for the years ended December 31, 2002, 2001 and 2000, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances.


                                                                         Years Ended December 31,

                                                    2002                           2001                          2000
                                      ----------------------------------------------------------------------------------------
                                                           Average                        Average                      Average
                                        Average            Yield /     Average            Yield /     Average          Yield /
                                        Balance   Interest  Cost       Balance   Interest  Cost       Balance  Interest Cost
                                      ----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Assets:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits    $    6,344  $    106  1.67%    $  11,572   $   497   4.29%   $    1,366  $    87   6.37%
     Securities, net (1)                 176,306     8,694  4.93       154,889     9,455   6.10       144,124    9,118   6.33
     Municipal obligations (2)                 -         -     -           944        54   5.72         1,167       68   5.83
     Loans, net (3)                      193,194    14,527  7.52       155,303    12,954   8.34       131,165   11,743   8.95
                                         -------    ------             -------    ------              -------   ------
     Total interest-earning assets       375,844    23,327  6.21       322,708    22,960   7.11       277,822   21,016   7.56
Non-interest-earning assets               33,111                        23,277                         16,062
                                          ------                        ------                         ------
Total assets                          $  408,955                     $ 345,985                     $  293,884
                                         -------                       -------                        -------
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
     Savings deposits                 $   63,231  $  1,037  1.64%    $  39,221   $ 1,047   2.67%   $   31,507  $ 1,168   3.71%
     NOW and money
         market deposits                  58,448       661  1.13        49,431       928   1.88        43,865    1,013   2.31
     Certificates of deposit             125,129     4,703  3.76       129,246     7,023   5.43       106,079    6,478   6.11
                                         -------     -----             -------     -----              -------    -----
     Total interest-bearing deposits     246,808     6,401  2.59       217,898     8,998   4.13       181,451    8,659   4.77
     Borrowed funds                       57,214     2,677  4.68        44,249     2,235   5.05        47,451    2,484   5.23
                                          ------     -----              ------       -----             ------    -----
Total interest-bearing liabilities       304,022     9,078  2.99       262,147    11,233   4.29       228,902   11,143   4.87
Other non-interest bearing
         liabilities                      81,524                        63,149                         46,844
                                          ------                        ------                         ------
Total liabilities                        385,546                       325,296                        275,746
Stockholders' equity                      23,409                        20,689                         18,138
                                          ------                        ------                         ------
Total liabilities and
         stockholders' equity         $  408,955                     $ 345,985                     $  293,884
                                         -------                       -------                        -------
Interest income / interest
         rate spread (4)                          $ 14,249  3.22%                $11,727   2.82%               $ 9,873   2.69%
                                                    ------  ----                  ------   ----                  -----   ----
Net interest margin (5)                                     3.79%                          3.63%                         3.55%
                                                            ----                           ----                          ----
Ratio of interest-earning assets to
         interest-bearing liabilities                       1.24                           1.23                          1.21
                                                            ----                           ----                          ----


(1) Securities, net, excludes municipal obligations. Unrealized appreciation/depreciation on available-for-sale securities are recorded in non-interest-earning assets.
(2) Interest income and yields are presented on a fully taxable equivalent basis.
(3) Amount excludes residential real estate loans held-for-sale and allowance for loan losses, and includes deferred loan fees and non-performing loans.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.



The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the interest income and interest expense of the Company during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior volume) and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to separately reflect the changes due to volume and the changes due to rate:

                                                            Year Ended                             Year Ended
                                                         December 31, 2002                      December 31, 2001
                                                            Compared to                            Compared to
                                                            Year Ended                             Year Ended
                                                         December 31, 2001                      December 31, 2000

                                                    Increase/(Decrease) Due to             Increase/(Decrease) Due to
                                            -----------------------------------------------------------------------------
                                                 Volume       Rate           Net          Volume        Rate         Net
                                            -----------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Interest-earning assets:
Federal funds sold and interest-
     earning deposits                       $     (166)        (225)          (391)    $      447         (37)       410
Securities, net (1)                              1,202       (1,963)          (761)           665        (328)       337
Municipal obligations                              (27)         (27)           (54)           (13)         (1)       (14)
Loans, net (2)                                   2,939       (1,366)         1,573          2,053        (842)     1,211
                                                 -----       -------         ------         -----        -----     ------
     Total interest-earning assets               3,948       (3,581)           367          3,152      (1,208)     1,944
                                                 -----       -------           ---          -----      -------     -----

Interest-bearing liabilities:
Deposits:
     Savings deposits                              489         (499)           (10)           249        (370)      (121)
     NOW and money market deposits                 148         (415)          (267)           119        (204)       (85)
     Certificates of deposit                      (217)      (2,103)        (2,320)         1,311        (766)       545
                                                  -----      -------        -------         -----        -----      -----
     Total interest-bearing deposits               420       (3,017)        (2,597)         1,679      (1,340)       339
Borrowed funds                                     616         (174)           442           (164)        (85)      (249)
                                                   ---         -----           ---           -----        ----      -----
     Total interest-bearing liabilities      $   1,036       (3,191)        (2,155)    $    1,515      (1,425)        90
                                                 -----       -------        -- ----         -----      -------        --

(1) Securities, net, excludes municipal obligations. Unrealized appreciation/depreciation on available-for-sale securities are recorded in non-interest-earning assets.
(2) Amount excludes residential real estate loans held-for-sale and allowance for loan losses, and includes deferred loan fees and non-performing loans.


Comparison of Financial Condition at December 31, 2002 and 2001

Total assets increased by $53.6 million, or 12.2%, from $438.4 million at December 31, 2001 to $492.0 million at December 31, 2002. The increase in assets is attributable to a $38.6 million, or 21.8%, increase in loans, net, which at December 31, 2001 amounted to $176.8 million compared to $215.4 million at December 31, 2002. The growth in loans resulted from increases of $10.0 million, or 22.8%, in the commercial and industrial loan portfolio, $13.6 million, or 11.7%, in the commercial real estate loan portfolio, and $15.9 million in the automobile loan portfolio. Cash and cash equivalents decreased $4.8 million, or 15.8%, and securities available for sale increased $17.6 million, or 8.7%, reflecting the timing of seasonal municipal deposits and the investment of those deposits in short-term, available-for-sale securities or federal funds sold prior to year-end. At December 31, 2002 and 2001, seasonal municipal deposits amounted to $80.5 million and $80.7 million, respectively. Prepaid expenses and other assets decreased $1.1 million, or 49.5%, from $2.2 million at December 31, 2001, to $1.1 million at December 31, 2002, primarily due to the decrease in the deferred tax asset which, in turn, was directly related to the decrease in accumulated other comprehensive loss.

Total deposits increased $54.6 million, or 15.8%, from $345.9 million at December 31, 2001, to $400.5 million at December 31, 2002. Demand deposits increased $17.2 million, or 28.0%, from $61.5 million at December 31, 2001 to $78.7 million at December 31, 2002. In addition, savings deposits increased by $30.8 million, or 71.5%, from $43.0 million at December 31, 2001, to $73.8 million at December 31, 2002. The growth in demand and savings deposits reflect the Company's focus on the generation of core deposits. In addition to those deposit increases, NOW and money market deposits increased $19.5 million, or 17.6%, from $111.1 million at December 31, 2001, to $130.6 million at December 31, 2002, which reflects the balance of seasonal municipal deposits at December 31, 2002. Time certificates issued in excess of $100,000 were $20.5 million at December 31, 2002, a decrease of $15.3 million, or 42.8%, from the prior year. The Company, at various times when deemed advantageous, utilizes time deposits issued in excess of $100,000 as an available alternative funding source. Other time deposits increased $2.4 million, or 2.6%, to $96.9 million at December 31, 2002. Federal Home Loan Bank advances remained unchanged with a balance of $55.0 million at December 31, 2002.

Stockholders' equity increased $4.5 million to $25.6 million at December 31, 2002 compared to $21.1 million at December 31, 2001. Increases to stockholders' equity included net income amounting to $2.8 million for the year ended December 31, 2002, and a decrease in the accumulated other comprehensive loss on securities available-for-sale of $2.1 million. Those increases were partially offset by dividends declared of $535,000.


Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

GENERAL

The Company reported net income of $2.8 million for the year ended December 31, 2002, or diluted earnings per share of $1.90, as compared to net income of $2.0 million, or diluted earnings per share of $1.33 for 2001.

INTEREST INCOME

Interest income, on a fully taxable equivalent basis, increased $367,000, or 1.6%, to $23.3 million for the year ended December 31, 2002, from $23.0 million for the year ended December 31, 2001. The increase was primarily the result of an increase in the average balance of interest-earning assets of $53.1 million, or 16.5%, to $375.8 million for the year ended December 31, 2002 from $322.7 million for 2001. The increase in the average balance of interest-earning assets was offset in part by a 90 basis point decrease in the average yield on interest-earning assets from 7.11%for the year ended December 31, 2001 to 6.21% for the comparable 2002 period. The decrease in average yield on interest-earning assets was attributable to a 117 basis point decrease in yield on securities, net, (exclusive of municipal obligations) which declined from 6.10% for the year ended December 31, 2001, to 4.93% for the year ended December 31, 2002. The average yield on loans, net, decreased 82 basis points from 8.34% for the 2001 period to 7.52% for the 2002 period. Partially offsetting the decline in yield from period to period was the $21.4 million, or 13.8%, increase in the average balance of securities, net, (exclusive of municipal obligations) from $154.9 million for the year ended December 31, 2001 to $176.3 million for the year ended December 31, 2002. The average balance of loans, net, increased $37.9 million, or 24.4%, from $155.3 million for the year ended December 31, 2001, to $193.2 million, for the year ended December 31, 2002.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2002 was $9.1 million, compared to $11.2 million for the year ended December 31, 2001, a decrease of $2.1 million, or 19.2%. The decrease in interest expense was the result of a 130 basis point decrease in the average cost of interest-bearing liabilities from 4.29% for the year ended December 31, 2001 as compared to 2.99% for the year ended December 31, 2002. The decrease in average cost was offset in part by a $41.9 million, or 16.0% increase in the average balance of total interest-bearing liabilities from $262.1 million for the 2001 period to $304.0 million for the 2002 period. The increase in average interest-bearing liabilities reflects a $28.9 million increase in the average balance of interest-bearing deposits and a $13.0 million increase in the average balance of borrowed funds when compared to the prior year period.

Interest expense on interest-bearing deposits for the year ended December 31, 2002 decreased $2.6 million, or 28.9%, to $6.4 million from $9.0 million for the corresponding 2001 period. This decrease was primarily due to a 154 basis point decrease in the average rate paid on interest-bearing deposits from 4.13% for the year ended December 31, 2001 to 2.59% for the corresponding period in 2002. Offsetting in part the decrease in the average rate paid was a $28.9 million increase in the average balance of interest-bearing deposits for the year ended December 31, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $24.0 million, or 61.2%, and NOW and money market deposits of $9.0 million, or 18.2%, from period to period, partially offset by a $4.1 million decrease in the average balance of certificates of deposit. The increase in average balances of interest-bearing deposits is the result of the Company's branch expansion and the development of competitive deposit products that meet the needs of its commercial and consumer customers.

Interest expense on borrowed funds for the year ended December 31, 2002 increased $442,000, or 19.8%, to $2.7 million from $2.2 million for 2001. The increase was primarily due to a $13.0 million, or 29.3%, increase in the average balance of borrowed funds from $44.2 million for the year ended December 31, 2001 to $57.2 million for the year ended December 31, 2002. Offsetting the increase in the average balance was a 37 basis point decrease in the average cost of borrowed funds from 5.05% for the 2001 period, to 4.68% for the 2002 period.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased by $2.5 million from $11.7 million for the year ended December 31, 2001, to $14.2 million for the year ended December 31, 2002. The average cost of total interest-bearing liabilities for the period decreased 130 basis points from 4.29% in 2001 to 2.99% in 2002. The average yield on interest-earning assets for the year decreased 90 basis points from 7.11% in 2001 period to 6.21% in 2002. The net interest rate spread increased by 40 basis points from 2.82% in 2001 to 3.22% in 2002.

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses was $270,000 and $150,000 for the years ended December 31, 2002 and December 31, 2001, respectively. The provision for loan losses reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At December 31, 2002 and December 31, 2001, the allowance for loan losses amounted to $2.3 million and $2.0 million, respectively. The allowance for loan losses as a percentage of total loans was 1.08% at December 31, 2002 and 1.13% at December 31, 2001.

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

OTHER OPERATING INCOME

Other operating income increased by $1.2 million, or 52.1%, to $3.3 million for the year ended December 31, 2002, compared to $2.1 million for the year ended December 31, 2001. The increase is primarily attributable to an increase of $656,000, or 61.9%, in service charges on deposit accounts reflecting the growth in the Company's depositor base and an overall increase in the Company's fee schedule. In addition, net gain on sale of residential loans increased $275,000, or 66.1%, as lower market rates and increased refinancing activity resulted in increased volume. Securities transactions resulted in gains of $37,000 in 2002, compared to losses of $14,000 for 2001. Contingent upon market conditions, the Company periodically evaluates securities transactions to improve future net interest income and earnings per share.

OTHER OPERATING EXPENSES

Other operating expenses increased $2.2 million, or 20.5%, to $12.9 million for the year ended December 31, 2002, from $10.7 million for the year ended December 31, 2001. Other operating expenses include salaries and employee benefits, occupancy expense, premises and equipment expense, and the increases are attributable to the Company's planned branch expansion. In addition, other operating expenses include $825,000 of expense related to the $7.5 million of Capital Securities outstanding.

INCOME TAXES

Income taxes increased $464,000, or 45.4%, from $1.0 million for the year ended December 31, 2001 to $1.4 million for the year ended December 31, 2002 as a result of increased income before income taxes. The effective tax rate for the year ended December 31, 2002 was 34.4% compared to 34.3% for the year ended December 31, 2001.

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

INTEREST INCOME

Interest income, on a fully-taxable equivalent basis, increased $2.0 million, or 9.3%, to $23.0 million for the year ended December 31, 2001, from $21.0 million for the year ended December 31, 2000. The increase was primarily the result of an increase in the average balance of interest-earning assets of $44.9 million, or 16.2%, to $322.7 million for the year ended December 31, 2001 from $277.8 million for 2000. The average balance of securities, net, (exclusive of municipal obligations) increased by $10.8 million, or 7.5%, but returned a 23 basis point decrease in average yield to 6.10% for the year ended December 31, 2001, compared to 6.33% for 2000. The $223,000 decline in the average balance of municipal obligations for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000, resulted from the sale of approximately $1.2 million in municipal obligations during the fourth quarter of 2001. The average yield on loans, net, decreased 61 basis points from 8.95% for the 2000 period to 8.34% for the year ended December 31, 2001. The average yield on interest earning assets decreased 45 basis points, from 7.56% for the year ended December 31, 2000, to 7.11% for the year ended December 31, 2001, as a result of decreasing interest rates available in the market.

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

NET INTEREST INCOME

Net interest income, on a fully-taxable equivalent basis, increased by $1.8 million from $9.9 million for the year ended December 31, 2000, to $11.7 million for the year ended December 31, 2001. The average cost of total interest-bearing liabilities for the period decreased 58 basis points from 4.87% in 2000 to 4.29% in 2001. The average yield on interest-earning assets for the year decreased 45 basis points from 7.56% in 2000 period to 7.11% in 2001. The net interest rate spread increased by 13 basis points from 2.69% in 2000 to 2.82% in 2001.

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

OTHER OPERATING EXPENSES

Other operating expenses increased $2.1 million, or 24.1%, to $10.7 million for the year ended December 31, 2001, compared to $8.6 million for the year ended December 31, 2000. Other operating expenses include salaries and employee benefits, occupancy expense, premises and equipment expense, and the increases are attributable to the Company's planned branch expansion. In addition, other operating expenses include $806,000 of expense related to the $7.5 million of Capital Securities outstanding.

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

The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. During the year ended December 31, 2002, the Company's average minimum liquidity level was 22.9%. Average balances are derived from average daily balances.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans and liquidate available-for-sale securities and access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions which enable it to borrow funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York ("FHLB") equal to 6.8% of the Company's assets, which enable it to borrow funds on a secured basis. In addition, the Company could engage in other borrowings, including FHLB advances and reverse repurchase agreements on a secured basis. At December 31, 2002 and 2001, FHLB advances amounted to $55.0 million.

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During the years ended December 31, 2002 and 2001, the Company's purchases of securities classified as available-for-sale totaled $734.1 million and $969.6 million, respectively. Loan originations and principal repayments on loans, net totaled $39.3 million and $41.3 million, for the years ended December 31, 2002 and 2001, respectively. Those activities were funded primarily by deposit growth, principal repayments on loans, borrowings and principal repayments on securities.

On May 24, 2001, the Company announced a stock repurchase program to acquire an additional 75,000 shares of the outstanding common stock of the Company. As of December 31, 2002, no repurchases have been made under this program. The plan for the repurchase program was undertaken because management believed that the repurchase of shares would enhance shareholder value and provide additional liquidity for otherwise thinly traded shares. The repurchase program will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. Management does not believe the stock repurchase will adversely affect the strong liquidity or capital positions of the Company, its designation as well-capitalized or its compliance with established regulatory capital requirements. At December 31, 2002, the Company holds 336,900 shares of treasury stock at an average cost of $12.40 per share.


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


IMPACT OF NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in the interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. There will be no impact on the Company's consolidated balance sheets or consolidated statements of earnings upon adoption of SFAS No. 148.

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." This Interpretation clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provision of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation is not expected to have a material impact on the Company's consolidated balance sheets or consolidated statements of earnings.

In  October  2002, FASB  issued  SFAS No.  147,  "Acquisitions  of  Certain
Financial  Institutions."  SFAS No. 147  amends  SFAS No.  72,  "Accounting  for
Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." That Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS No. 147 are effective October 1, 2002. There was no impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 147.


                           Consolidated Balance Sheets

(In thousands, except share data)                                                              December 31,


                                                                                          2002                2001
                                                                                     ------------------------------
Assets:

Cash and due from banks                                                              $   20,443          $   30,347
Interest earning deposits                                                                    47                 279
Federal funds sold                                                                        5,300                   -
                                                                                          -----               -----
              Total cash and cash equivalents                                            25,790              30,626
Securities held-to-maturity  (fair value of $14,027 and $12,937, respectively)           12,461              12,457
Securities available-for-sale, at fair value                                            219,590             201,967
Federal Home Loan Bank stock, at cost                                                     3,588               2,858
Loans, net of unearned income and deferred fees                                         217,731             178,797
Less allowance for loan losses                                                           (2,346)             (2,028)
                                                                                         ------             -------
              Loans, net                                                                215,385             176,769
Premises and equipment, net                                                               3,530               2,929
Accrued interest receivable                                                               2,654               2,121
Bank owned life insurance                                                                 7,859               6,495
Prepaid expenses and other assets                                                         1,094               2,168
                                                                                          -----               -----
              Total assets                                                           $  491,951          $  438,390
                                                                                        =======             =======

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                                  $   78,697          $   61,502
    Savings deposits                                                                     73,780              43,032
    NOW and money market deposits                                                       130,636             111,058
    Time certificates issued in excess of $100,000                                       20,516              35,861
    Other time deposits                                                                  96,905              94,464
                                                                                         ------              ------
              Total deposits                                                            400,534             345,917
Federal funds purchased and securities sold under agreements
    to repurchase                                                                             -               4,500
Other borrowings                                                                         55,000              55,000
Accrued expenses and other liabilities                                                    3,344               4,346
                                                                                          -----               -----
              Total liabilities                                                         458,878             409,763
                                                                                        -------             -------

Guaranteed preferred beneficial interest in junior subordinated
    debentures                                                                            7,500               7,500
                                                                                          -----               -----

Stockholders' equity:
    Common stock  (par  value  $.01 per  share;  10,000,000  shares  authorized;
        1,783,126 and 1,776,826 shares issued; 1,446,226 and
        1,439,926 shares outstanding in 2002 and 2001, respectively)                         18                  18
    Surplus                                                                              20,281              20,191
    Accumulated surplus                                                                   7,625               5,323
    Accumulated other comprehensive income (loss)                                         1,827               (227)
    Treasury stock at cost, (336,900 shares in 2002 and 2001)                            (4,178)             (4,178)
                                                                                         ------              ------
              Total stockholders' equity                                                 25,573              21,127
                                                                                         ------              ------
              Total liabilities and stockholders' equity                             $  491,951          $  438,390
                                                                                        =======             =======

See accompanying notes to consolidated financial statements.


                           Consolidated Statements of Earnings

                                                                                                 For the years ended
(In thousands, except share data)                                                                   December 31,

                                                                                           2002          2001        2000
                                                                                         ---------------------------------
Interest income:
     Loans                                                                               $  14,527   $  12,954   $  11,743
     Securities                                                                              8,694       9,494       9,166
     Federal funds sold                                                                        100         485          73
     Earning deposits                                                                            6          12          14
                                                                                                 -          --          --
         Total interest income                                                              23,327      22,945      20,996
                                                                                            ------      ------      ------

Interest expense:
     Savings deposits                                                                        1,037       1,047       1,168
     NOW and money market deposits                                                             661         928       1,013
     Time certificates issued in excess of $100,000                                            699        1853       1,523
     Other time deposits                                                                     4,004       5,170       4,955
     Borrowed funds                                                                          2,677       2,235       2,484
                                                                                             -----       -----       -----
         Total interest expense                                                              9,078      11,233      11,143
                                                                                             -----      ------      ------

         Net interest income                                                                14,249      11,712       9,853

Provision for loan losses                                                                      270         150         150
                                                                                               ---         ---         ---

         Net interest income after provision
           for loan losses                                                                  13,979      11,562       9,703
                                                                                            ------      ------       -----

Other operating income:
     Service charges on deposit accounts                                                     1,715       1,059         896
     Net gain (loss) on sale of securities                                                      37         (14)       (154)
     Net gain on sale of residential loans                                                     691         416         253
     Earnings on bank owned life insurance                                                     370         357         325
     Other                                                                                     441         321         246
                                                                                               ---         ---         ---
          Total other operating income                                                       3,254       2,139       1,566
                                                                                             -----       -----       -----

Other operating expenses:
     Salaries and employee benefits                                                          6,415       5,062       4,098
     Occupancy expense                                                                         894         759         615
     Premises and equipment expense                                                          1,186         991         812
     Capital securities                                                                        825         806         258
     Other                                                                                   3,589       3,098       2,852
                                                                                             -----       -----       -----
          Total other operating expenses                                                    12,909      10,716       8,635
                                                                                            ------      ------       -----

          Income before income taxes                                                         4,324       2,985       2,634

Income taxes                                                                                 1,487       1,023         880
                                                                                             -----       -----         ---

          Net income                                                                     $   2,837   $   1,962     $ 1,754
                                                                                             -----       -----       -----

          Basic earnings per share                                                       $    1.96   $    1.35     $  1.10
                                                                                              ----        ----        ----
          Diluted earnings per share                                                     $    1.90   $    1.33     $  1.10
                                                                                              ----        ----        ----



See accompanying notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                        Accumulated
                                                                                           other
                                                 Common                Accumulated     comprehensive  Treasury
(In thousands, except share data)                 stock     Surplus      surplus       income (loss)    stock       Total
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $   18    $ 20,185    $ 2,587          $  (2,984)   $  (1,463)   $ 18,343

Comprehensive income:
   Net income                                         -           -      1,754                  -            -       1,754
  Other comprehensive income, net of tax:
  Unrealized appreciation in available-for-sale
  securities, net of reclassification adjustment (1)  -          -           -               1,817           -       1,817
                                                                                                                     -----
Total comprehensive income                            -           -          -                  -            -       3,571
Dividends declared on common
     stock ($.32 per common share)                    -           -       (502)                 -            -        (502)
Common stock repurchased (166,900 shares)             -           -          -                  -       (2,151)     (2,151)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                     $   18    $ 20,185    $ 3,839          $  (1,167)   $  (3,614)   $ 19,261

Comprehensive income:
   Net income                                         -           -      1,962                  -            -       1,962
  Other comprehensive income, net of tax:
  Unrealized appreciation in available-for-sale
  securities, net of reclassification adjustment (1)  -           -          -                 940           -         940
                                                                                                                       ---
Total comprehensive income                            -           -          -                  -             -      2,902
Exercise of stock options and related tax benefit     -           6          -                  -             -          6
Dividends declared on common
     stock ($.33 per common share)                    -           -       (478)                 -            -        (478)
Common stock repurchased (40,000 shares)              -           -          -                  -         (564)       (564)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                     $   18    $ 20,191     $5,323          $    (227)   $  (4,178)    $21,127

Comprehensive income:
   Net income                                         -           -      2,837                  -            -       2,837
  Other comprehensive income, net of tax:
  Unrealized appreciation in available-for-sale
  securities, net of reclassification adjustment (1)  -           -          -              2,054            -       2,054
                                                                                                                     -----
Total comprehensive income                            -           -          -                  -            -       4,891
Exercise of stock options and related tax benefit     -          90          -                  -            -          90
Dividends declared on common
     stock ($.37 per common share)                    -           -       (535)                 -            -        (535)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     $   18    $ 20,281     $7,625          $   1,827    $  (4,178)    $25,573

(In thousands)                                                                Years ended December 31,
                                                                       ---------------------------------------
                                                                          2002             2001          2000
                                                                       ---------------------------------------
(1) Disclosure of reclassification amount, net of tax:

     Net unrealized appreciation arising during
            the year, net of tax                                        $  2,078        $   949      $ 1,915
     Less: Reclassification adjustment for net gains (losses)
            included in net income, net of tax                                24             (9)         (98)
                                                                       ---------------------------------------
     Net unrealized gain on securities, net of tax                      $  2,054        $   940      $ 1,817
                                                                       ---------------------------------------
See accompanying notes to consolidated financial statements


                           Consolidated Statements of Cash Flows
(In thousands)                                                                           For the years ended December 31,

                                                                                          2002           2001         2000
                                                                                    ---------------------------------------
Cash flows from operating activities:
     Net income                                                                     $    2,837     $    1,962   $    1,754
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                                                         270            150          150
         Depreciation and amortization                                                     901            736          609
         Amortization of premiums, net
              of discount accretion                                                      1,714           (117)        (866)
         Net (gain) loss on sale of securities                                             (37)            14          154
         Loans originated for sale,
           net of proceeds from sales and gains                                            283           (761)         308
         Net deferred loan origination fees                                                117             35           43
         Earnings on bank owned life insurance                                            (370)          (357)        (325)
         Deferred income taxes                                                            (388)           189          (49)
         Change in other assets and liabilities:
              Accrued interest receivable                                                 (533)          (210)         151
              Prepaid expenses and other assets                                            492           (523)        (477)
              Accrued expenses and other liabilities                                    (1,143)           362          513
                                                                                        ------            ---          ---
              Net cash provided by operating activities                                  4,143          1,480        1,965
                                                                                         -----          -----        -----

Cash flows from investing activities:
         Purchases of securities held-to-maturity, available-for-sale                 (734,077)      (980,071)    (401,175)
         Net (purchase) redemption of Federal Home Loan Bank stock                        (730)         2,468         (179)
         Proceeds from the sale of securities available-for-sale                         1,410         35,244        6,846
         Proceeds from maturities of securities                                        669,183        862,006      392,600
         Principal repayments on securities                                             47,404         34,236        6,456
         Loan originations net of principal repayments                                 (39,286)       (41,340)     (15,518)
         Purchase of premises and equipment                                             (1,502)        (1,797)        (388)
         Purchase of bank owned life insurance, net                                     (1,053)             -            -
                                                                                        ------             --           --
              Net cash used in investing activities                                    (58,651)       (89,254)     (11,358)
                                                                                        ------         ------       ------

Cash flows from financing activities:
         Net increase (decrease) in demand deposit,
              savings, NOW, and money market accounts                                   67,521         55,149       (7,317)
         Net (decrease) increase in certificates of deposit                            (12,904)        17,579       10,766
         Net (decrease) increase in borrowed funds                                      (4,500)        30,500      (10,500)
         Payments for cash dividends                                                      (535)          (478)        (502)
         Purchase of common stock                                                            -           (564)      (2,151)
         Capital securities                                                                  -              -        7,500
         Proceeds from exercise of stock options                                            90              6            -
                                                                                            --              -           --
              Net cash provided by (used in) financing activities                       49,672        102,192       (2,204)
                                                                                        ------        -------        -----

              Net (decrease) increase in cash and cash equivalents                      (4,836)        14,418      (11,597)
Cash and cash equivalents at beginning of year                                          30,626         16,208       27,805
                                                                                        ------         ------       ------
Cash and cash equivalents at end of year                                            $   25,790     $   30,626   $   16,208
                                                                                        ------         ------       ------

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
     Interest                                                                       $    9,826     $   11,033   $   10,794
                                                                                         -----         ------       ------
     Income taxes                                                                   $    2,310     $    1,014   $    1,403
                                                                                         -----          -----        -----
See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long Island Financial Corp. ("the Company") is a registered Delaware financial holding company, organized in 1999 (see Note 16), and the parent company of Long Island Commercial Bank ("the Bank"). The Bank, founded in 1989, is a New York state-chartered bank, which is engaged in commercial banking in Islandia, New York and the surrounding communities in Suffolk, Nassau and Kings counties.

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

k.  Comprehensive Income

Comprehensive income represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period and is presented in the consolidated statements of changes in stockholders' equity. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale, net of taxes, as of the balance sheet dates.


l.  401(k) Plan

The Company has a 401(k) Profit Sharing Plan ("401(k) Plan") for all qualified employees. The terms of the 401(k) Plan provide for employee contributions on a pre-tax basis up to the maximum dollar limit set by law in a taxable year. A discretionary matching contribution will be determined each year by the Company. During 2002, 2001 and 2000, the Company's matching contribution was $182,806, $125,972 and $110,902, respectively.

m.  Stock Based Compensation

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44,
Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all stock options granted in each period.

                                                                                               December 31,

                                                                            --------------------------------------------
                  (Dollars in thousands, except per share data)                2002             2001               2000
                                                                            --------------------------------------------
                  Net income. as reported                                   $  2,837          $ 1,962          $   1,754
                  Deduct total stock-based employee compensation
                     expense determined under fair-value-based
                     method for all rewards, net of tax                           71               56                 35
                                                                                  --               --                 --
                  Pro forma net income                                         2,766            1,906              1,719
                                                                               -----            -----              -----

                  Earnings per share:
                  Basic                        As Reported                      1.96             1.35               1.10
                                               Pro forma                        1.91             1.31               1.08
                  Diluted                      As Reported                      1.90             1.33               1.10
                                               Pro forma                    $   1.85          $  1.29          $    1.08

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions in fiscal 2002, 2001 and 2000; dividend yield of 1.82%, 2.11% and 2.71%; expected volatility of 48.02%, 45.91% and 45.55%; and risk-free interest rates of 4.36%, 5.24% and 6.62%, respectively. The expected option lives were 5 years for 2002 and 7 years for 2001 and 2000.

n.  Dividend Reinvestment and Stock Purchase Plan

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

o.  Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2) SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities held-to-maturity and available-for-sale at December 31, 2002 and 2001 are as follows:

                                                                        December 31, 2002

                                                                         Gross         Gross
                                                          Amortized   unrealized    unrealized      Fair
              (In thousands)                                cost         gains        losses        value
              -------------------------------------------------------------------------------------------
              Held-to-maturity:
              Corporate debt                            $   12,461       1,566           -         14,027
                                                            ------       -----          --         ------
                  Total held-to-maturity                $   12,461       1,566           -         14,027
                                                            ------       -----          --         ------
              Available-for-sale:
                  U.S. Government and
                  Agency obligations                    $  129,345       1,081          (4)       130,422
              Mortgage-backed securities:
                  GNMA                                      62,565       1,407          (1)        63,971
                  FHLMC                                     12,920         210          (8)        13,122
                  FNMA                                       9,879         136           -         10,015
              Corporate debt                                 2,013          50          (3)         2,060
                                                             -----          --          --          -----
                  Total securities available-for-sale   $  216,722       2,884         (16)       219,590
                                                           -------       -----          --        -------
              -------------------------------------------------------------------------------------------


                                                                          December 31, 2001

                                                                         Gross         Gross
                                                          Amortized   unrealized    unrealized      Fair
              (In thousands)                                cost         gains        losses        value
              -------------------------------------------------------------------------------------------
              Held-to-maturity:
              Corporate debt                            $   12,457         510         (30)        12,937
                                                            ------         ---          --         ------
                  Total held-to-maturity                $   12,457         510         (30)        12,937
                                                            ------         ---          --         ------
              Available-for-sale:
                  U.S. Government and
                  Agency obligations                    $   89,930         192        (390)        89,732
              Mortgage-backed securities:
                  GNMA                                      85,171         240        (390)        85,021
                  FHLMC                                      4,402           3        (101)         4,304
                  FNMA                                      20,803         184         (69)        20,918
              Corporate debt                                 2,017           -         (25)         1,992
                                                             -----       -----         ----         -----
                  Total securities available-for-sale   $  202,323         619        (975)       201,967
                                                           -------         ---         ---        -------
              -------------------------------------------------------------------------------------------

In connection with the Company's ability to borrow from the Federal Home Loan Bank of New York ("FHLB"), the Company is required to purchase shares of FHLB non-marketable equity securities at par.

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      December 31, 2002
                                                         Held-to-Maturity          Available-for-Sale
                                                        Amortized      Fair       Amortized      Fair
              (In thousands)                              cost        value         cost         value
              -----------------------------------------------------------------------------------------
              Due in one year or less                  $       -          -        32,502        32,508
              Due after one year through five years            -          -        11,440        11,551
              Due after five years through ten years       4,513      4,940        62,117        62,871
              Due after ten years                          7,948      9,087       110,663       112,660
                                                           -----      -----       -------       -------
                                                       $  12,461     14,027       216,722       219,590
                                                          ------     ------       -------       -------
              -----------------------------------------------------------------------------------------

Proceeds from the sale of securities available-for-sale totaled approximately $1.4 million, $35.2 million, and $6.8 million during the years ended December 31, 2002, 2001 and 2000, respectively. Gains from the sale of these securities totaled approximately $37,000 and $50,000 for the years ended December 31, 2002 and 2001, respectively. Losses from the sale of these securities totaled approximately $64,000, and $154,000, for the years ended December 31, 2001, and 2000 respectively.

Securities classified as available-for-sale of approximately $48.9 million and $62.1 million were pledged as collateral for FHLB advances at December 31, 2002 and 2001, respectively. In addition, $155.0 million and $137.5 million of available-for-sale securities were pledged for deposits and other purposes as required by law at December 31, 2002 and 2001, respectively.


(3) LOANS, NET

Loans, net are summarized as follows:
                                                                        December 31,

              (dollars in thousands)                         2002                               2001
              ---------------------------------------------------------------------------------------------
              Commercial and
                  industrial loans                $   54,001         24.3%             $   43,972     24.2%
              Commercial real estate loans           130,275         58.7                 116,646     64.2
              Automobile loans                        34,188         15.4                  18,300     10.1
              Consumer loans                           2,238          1.0                   1,312       .7
              Residential real estate
                  loans held-for-sale                  1,189           .6                   1,472       .8
                                                     -------           --                   -----       --
                                                     221,891        100.0%                181,702    100.0%
              Less:
                  Unearned income                      3,396                                2,258
                  Deferred fees, net                     764                                  647
                  Allowance for
                      loan losses                      2,346                                2,028
                                                       -----                                -----
                                                  $  215,385                           $  176,769
                                                     -------                              -------
              ---------------------------------------------------------------------------------------------


The Company grants commercial and industrial loans as well as commercial mortgages and consumer loans in Nassau and Suffolk County, New York. A portion of the Company's loan portfolio is concentrated in commercial loans and business revolving lines of credit, which are secured or partially secured by accounts receivable, inventory and other assets. These loans comprise approximately 24.3% and 24.2% of the portfolio at December 31, 2002 and 2001, respectively. The Company's commercial loan borrowers are generally small local businesses whose cash flow and ability to service debt are susceptible to changes in economic conditions. Accordingly, the deterioration of local economic conditions could increase the credit risk associated with this segment of the portfolio.

At December 31, 2002, 2001, and 2000, there were 2, 7 and 6 loans, respectively, with a remaining balance of approximately $307,000, $178,000, and $416,000, respectively, on which the accrual of interest had been discontinued. The impact of such non-accrual loans on the Company's interest income for years ended December 31, 2002, 2001, and 2000 is not material.

The Company's recorded investment in loans that are considered impaired total $544,000, $444,000 and $680,000 at December 31, 2002, 2001 and 2000,
respectively. No corresponding impairment reserve is required. The average recorded investment in impaired loans was $551,000, $467,000 and $746,500 in 2002, 2001 and 2000, respectively. Interest on all impaired loans remains current under the extended terms. The impact of such impaired loans on the Company's interest income for the years ended December 31, 2002, 2001, and 2000 is not material.

Loans to related parties include loans to directors of the Company and their related companies. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. The following analysis shows the activity of related party loans:


                                                           For the years ended December 31,


                      (In thousands)                               2002           2001
                      ------------------------------------------------------------------


                      Balance at beginning of year            $    4,824      $   3,044
                      New loan and
                           additional disbursements                  709          4,290
                      Repayments                                  (1,431)        (2,510)
                                                                   -----          -----
                      Balance at end of year                  $    4,102      $   4,824
                                                                   -----          -----
                      ------------------------------------------------------------------


(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses account is as follows:

                                                                For the years ended December 31,


                (In thousands)                             2002               2001             2000
                ------------------------------------------------------------------------------------

                Balance at beginning of year            $  2,028          $  1,872          $ 1,475
                Provision for loan losses                    270               150              150
                Charge-offs:
                    Commercial and industrial loans           20                 -             (187)
                    Automobile loans                           -                 -              (54)
                    Consumer loans                           (19)              (19)             (99)
                                                              --                --               --
                         Total charge-offs                   (39)              (19)            (340)
                                                              --                --              ---
                Recoveries:
                    Commercial and industrial loans           75                13              547
                    Automobile loans                           -                 6               13
                    Consumer loans                            12                 6               27
                                                              --                --               --
                         Total recoveries                     87                25              587
                                                              --                --              ---
                Net recoveries                                48                 6              247
                                                              --                --              ---
                Balance at end of year                  $  2,346          $  2,028          $ 1,872
                                                           -----             -----            -----
                ------------------------------------------------------------------------------------


(5)  PREMISES AND EQUIPMENT

A summary of premises and equipment at cost, less accumulated depreciation and amortization are as follows:

                                                     December 31

       (In thousands)                           2002           2001
       -------------------------------------------------------------
       Land                                 $    864       $    437
       Leasehold improvements                  1,064          1,028
       Buildings                                 341              -
       Furniture, fixtures
           and equipment                       4,907          4,209
                                               -----          -----
                                               7,176          5,674
       Less accumulated depreciation
           and amortization                   (3,646)        (2,745)
                                               -----          -----
                                            $  3,530       $  2,929
                                               -----          -----
       -------------------------------------------------------------

Depreciation and amortization charged to operations for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $901,000, $736,000, and
$609,000, respectively.

 (6) DEPOSITS

Included in NOW and money market deposits, at December 31, 2002 and 2001, were approximately $80.5 million and $80.7 million, respectively, of seasonal municipal deposits.


(7) BORROWED FUNDS

The Company enters into sales of securities under agreements to repurchase (reverse-repurchase agreements). These are fixed coupon agreements, which are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset account. During the period of the agreement, the securities are delivered to either a third-party, or directly to the broker, who holds the collateral until maturity. There were no outstanding reverse-repurchase agreements at December 31, 2002 and 2001.

There were no reverse-repurchase agreements in 2002. Reverse-repurchase agreements averaged approximately $555,000, and $4.7 million, for the years ended December 31, 2001 and 2000, respectively. There were no reverse repurchase agreements outstanding at the end of any month during 2001. The maximum amount outstanding at the end of any month was $29.9 million for the year ended December 31, 2000.

There were no federal funds purchased at December 31, 2002. There were federal funds purchased of $4.5 million at December 31, 2001. Federal funds purchased averaged approximately $2.2 million, $695,000, and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The maximum amount outstanding at the end of any month was $12.8 million, $4.5 million, and $16.7 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

The Company has a $500,000 line of credit agreement with another financial institution permitting borrowing at that institution's prime rate. At December 31, 2002, there was no balance outstanding under this line of credit agreement.

The Bank has available lines of credit with the FHLB, which enable it to borrow funds on a secured basis. At December 31, 2002 and 2001, the Bank's primary borrowings consisted of $55.0 million of convertible and medium term advances from the FHLB. The convertible feature of these advances allow the FHLB to convert these advances into replacement funding on a specified date and then quarterly thereafter, for the same or lesser principal amount, based on any advance offered by the FHLB, at current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. These convertible and medium term advances are secured by various mortgage-backed securities, callable U.S. agency securities, and certain qualifying commercial real estate loans. Convertible and medium term advances outstanding at December 31, 2002 are as follows:


                               Principal      Rate         Call Date         Maturity Date
                          ----------------------------------------------------------------
Convertible advance       $   14,000,000      5.49  %       2/19/2003            2/19/2008
Convertible advance           15,000,000      4.59          1/21/2003            1/21/2009
Convertible advance           14,000,000      4.97          1/19/2004            1/19/2011
Convertible advance            3,000,000      4.11         12/11/2005           12/12/2011
Medium term advance            4,000,000      3.31             -                12/11/2003
Medium term advance            5,000,000      3.99             -                12/13/2004
                               ---------

Total                     $   55,000,000
                              ----------

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

The balance outstanding on the Capital Securities was $7.5 million at December 31, 2002. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the interest method over a period of ten years. Distributions on the Capital Securities are payable semi-annually beginning March 7, 2001 and are reflected in the consolidated statements of earnings as a component of non-interest expense under the caption "Capital securities."


(9) INCOME TAXES

Income tax expenses are summarized as follows:

                                    For the years ended December 31,
        (In thousands)                 2002          2001      2000
        ------------------------------------------------------------
        Current
             Federal                $ 1,633      $    755    $  838
             State                      242            79        91
                                        ---            --        --
                                      1,875           834       929
        Deferred
             Federal                   (343)          170       (44)
             State                      (45)           19        (5)
                                         --            --        --
                                       (388)          189       (49)
                                        ---           ---        --
        Income tax expense          $ 1,487      $  1,023    $  880
                                      -----         -----       ---
        ------------------------------------------------------------

The effective income tax rates for the years ended December 31, 2002, 2001 and 2000 were 34.4%, 34.3% and 33.4%, respectively. The reconciliation between the statutory Federal income tax rate and the effective tax rate is as follows:


                                             For the years ended December 31,
                                             --------------------------------

                                                 2002        2001       2000
  ---------------------------------------------------------------------------
  Tax on income at statutory rate                34.0%       34.0%      34.0%
  Tax effects of:
       State income tax, net of federal
           income tax benefit                     3.0         2.2        2.0
           Bank owned life insurance             (2.1)       (3.4)      (3.4)
       Other, net                                 (.5)        1.5         .8
                                                   --         ---         --
  Tax at effective rate                          34.4%       34.3%      33.4%
  ---------------------------------------------------------------------------

At December  31, 2002,  management  believes it is more likely than not that the consolidated results of future operations of the Company will generate sufficient taxable income to realize the deferred tax assets of the Company, therefore a valuation allowance against the gross deferred tax assets is not considered necessary.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                       December 31,


  (In thousands)                                  2002            2001
  --------------------------------------------------------------------
  Deferred tax assets:
       Allowance for loan losses               $   656          $  433
       Accrued expenses                            191              84
       Unrealized depreciation in
           available-for-sale securities             -             129
       Other                                       170             124
                                                   ---             ---
           Gross deferred tax assets             1,017             770
                                                 -----             ---

  Deferred tax liabilities:
       Unrealized appreciation in
           available-for-sale securities        (1,041)              -
       Other                                         -             (12)
                                                 -----              --
           Gross deferred tax liabilities       (1,041)            (12)
                                                 -----              --

       Net deferred tax (liability) asset      $   (24)         $  758
                                                    --             ---
  ---------------------------------------------------------------------
(10) REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements by Federal banking agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under those guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of December 31, 2002, the most recent notification from the federal banking regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

The following tables set forth the regulatory capital at December 31, 2002 and 2001, under the rules applicable at such dates. At such dates, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.


                                                                         December 31, 2002

                                                              Actual                   Regulatory Minimum

--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 Amount         Ratio             Amount         Ratio
--------------------------------------------------------------------------------------------------------------

Tier 1 Capital (to Average Adjusted Assets)
     The Company                                    $  31,246         7.44  %        $  16,807         4.00  %
     The Bank                                          25,669         6.11              16,791         4.00

Tier 1 Capital (to Risk Weighted Assets)
     The Company                                       31,246        11.15              11,212         4.00
     The Bank                                          25,669         9.17              11,201         4.00

Total Risk Based Capital (to Risk Weighted Assets)
     The Company                                       33,592        11.98              22,424         8.00
     The Bank                                          28,015        10.00              22,402         8.00


                                                                        December 31, 2001

                                                              Actual                   Regulatory Minimum
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 Amount         Ratio             Amount         Ratio
--------------------------------------------------------------------------------------------------------------

Tier 1 Capital (to Average Adjusted Assets)
     The Company                                    $  28,472         8.12  %        $  14,022         4.00  %
     The Bank                                          25,257         7.21              14,009         4.00

Tier 1 Capital (to Risk Weighted Assets)
     The Company                                       28,472        12.37               9,208         4.00
     The Bank                                          25,257        10.99               9,196         4.00

Total Risk Based Capital (to Risk Weighted Assets)
     The Company                                       30,882        13.41              18,417         8.00
     The Bank                                          27,285        11.87              18,393         8.00


(11) LEASE COMMITMENTS

The Company has obligations under a number of non-cancelable leases on properties used for banking purposes. Rental expense for the years ended December 31, 2002, 2001, and 2000 was approximately $762,000, $677,000, and
$559,000, respectively. Minimum annual rentals, exclusive of taxes and other charges, under operating leases are summarized as follows:

             Years ending December 31,             Amount
--------------------------------------------------------------------------------
                                (In thousands)
                       2003                      $   923
                       2004                          911
                       2005                          786
                       2006                          529
                       2007                          446
                    Thereafter                     1,345
                                                   -----
                       Total                     $ 4,940
                                                   -----
--------------------------------------------------------------------------------

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth as follows:


                                                December 31, 2002                    December 31, 2001

                                             Carrying        Estimated          Carrying         Estimated
(In thousands)                                 Value        Fair Value            Value         Fair Value
----------------------------------------------------------------------------------------------------------

Cash and due from banks                   $    20,443          20,443         $    30,347           30,347
Interest earning deposits                          47              47                 279              279
Federal funds sold                              5,300           5,300                   -                -
Securities held-to-maturity                    12,461          14,027              12,457           12,937
Securities available-for-sale                 219,590         219,590             204,825          204,825
Federal Home Loan Bank Stock, at cost           3,588           3,588               2,858            2,858
Loans, net of unearned income
     and deferred fees                        217,731         221,475             178,797          180,153
Accrued interest receivable                     2,654           2,654               2,121            2,121
Bank owned life insurance                       7,859           7,859               6,495            6,495
Deposits:
     Demand, savings, NOW and
       money market deposits                  283,113         283,113             215,592          215,592
     Time certificates and
       other time deposits                    117,421         119,062             130,325          128,954
Borrowings                                     55,000          56,455              59,500           60,722
----------------------------------------------------------------------------------------------------------

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

The commitments existing at December 31, 2002 and 2001 would be offered at substantially the same rates and under substantially the same terms that would be offered by the Company at December 31, 2000 and 2001 to the counter parties, therefore, the carrying value of existing commitments is considered to be equivalent to the estimated fair value.

Limitations

SFAS No. 107 requires disclosures of the estimated fair value of financial instruments. Fair value estimates are made at a specific time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument nor the resultant tax ramifications or transaction costs. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

(13) EARNINGS PER SHARE RECONCILIATON

The following table is the reconciliation of basic and diluted EPS as required under SFAS 128 for the years ended December 31, 2002, 2001 and 2000:

(In thousands, except share and per share amounts)

                                                                                   2002               2001           2000
--------------------------------------------------------------------------------------------------------------------------

              Net income available to common shareholders                         $2,837             $1,962         $1,754
              Total weighted average common shares outstanding                 1,444,791          1,452,889      1,596,377
              Basic earnings per common share                                     $ 1.96             $ 1.35         $ 1.10
                                                                                    ====               ====           ====

              Total weighted average common shares outstanding                 1,444,791          1,452,889      1,596,377
              Effect of dilutive securities: Options                              50,849             25,133          1,239
                                                                                  ------             ------          -----
              Total average common and common equivalent shares                1,495,640          1,478,022      1,597,616
              Diluted earnings per common share                                   $ 1.90             $ 1.33         $ 1.10
                                                                                    ====               ====           ====

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

                                                             Contract or notional amounts

                                                  December 31, 2002               December 31, 2001
-------------------------------------------------------------------------------------------------------
(in thousands)                                 Fixed          Variable          Fixed         Variable
-------------------------------------------------------------------------------------------------------

Financial instruments whose contract
  amounts represent credit risk:
     Commitments to extend credit           $       -       $  13,695        $       -        $   7,813
     Unused lines of credit                         -          22,091                -           18,834
     Standby letters of credit                    381               -            1,164                -
                                                  ---          ------            -----              ---
                                            $     381       $  35,786        $   1,164        $  26,647
                                                  ---          ------            -----           ------
-------------------------------------------------------------------------------------------------------

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

As of December 31, 2002, the Company has issued guarantees, in the form of standby letters of credit, aggregating $381,000. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are generally extended for a term of one year, and are secured in a manner similar to existing extensions of credit. For each guarantee issued, if the customer defaults on a payment, the company would have to perform under the guarantee. No amount has been accrued for the Company's obligation under its guaranty arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2002, the Bank had no outstanding commitments to purchase investment securities.

b. Other Matters

The Company is required to maintain balances with the Federal Reserve Bank of New York for reserve and clearing requirements. During the years ended December 31, 2002, 2001 and 2000, these balances averaged $4.9 million, $3.4 million and $7.1 million, respectively.

The Company is subject to certain pending and threatened legal actions, which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material effect on the Company's financial statements.


(15) STOCK OPTION & EMPLOYEE BENEFIT PLANS

The Long Island Financial Corp. 1998 Stock Option Plan (the Stock Option Plan) currently authorizes the granting of options to purchase 330,000 shares of common stock of the Company. All officers and other employees of the Company and directors of the Company are eligible to receive awards under the Stock Option Plan. Options under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Common Stock at an exercise price equal to the fair market value on the date of grant. At December 31, 2002, 152,700 options to purchase shares of common stock are available for future grants. Option transactions for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                          Number of Shares of


                                                                              Non              Weighted
                                                       Incentive           Qualified            Average
                                                         Stock             Options to           Exercise
                                                        Options            Directors             Price
--------------------------------------------------------------------------------------------------------
Balance outstanding at December 31, 1999                39,750               73,500        $     12.50
     Granted                                             9,000               10,500              10.88
     Forfeited                                           1,000                    -              11.69
                                                         -----                  ---              -----
Balance outstanding at December 31, 2000                47,750               84,000              12.27
     Granted                                            10,750               10,500              13.50
     Forfeited                                           1,000                    -              12.41
     Exercised                                             500                    -              12.05
                                                           ---                  ---              -----
Balance outstanding at December 31, 2001                57,000               94,500              12.27
     Granted                                            15,500                9,800              16.95
     Exercised                                               -                6,300              12.43
                                                           ---                -----              -----
Balance Outstanding at December 31, 2002                72,500               98,000              12.54

Options exercisable at December 31, 2002                49,950               80,360        $     12.60
--------------------------------------------------------------------------------------------------------


Life insurance benefits are provided to certain executive officers and Directors of the Company. In connection with those benefits, the Company purchased, net, an additional $1.1 million in bank owned life insurance in 2002, which is carried at its cash surrender value as an asset in the consolidated balance sheets. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as salaries and employee benefits in the consolidated statements of earnings.

(16) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The earnings or losses of subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, undistributed earnings or losses of the subsidiaries are recorded as increases or decreases in the Company's investment in the subsidiaries. The following are the condensed financial statements of the Company as of and for the years ended December 31, 2002 and 2001.


                            Condensed Balance Sheets
-------------------------------------------------------------------------------------------------------------------------------

(in thousands)                                                                           December 31,
                                                                                   2002                 2001
                                                                                -----------------------------
Assets:

Cash and cash equivalents                                                       $  5,262            $   3,498
Investment in subsidiaries                                                        27,540               25,124
Other assets                                                                         950                  644
                                                                                     ---                  ---
         Total assets                                                             33,752               29,266

Liabilities and Stockholders' Equity:

Other liabilities                                                                    447                  407
Junior subordinated debentures                                                     7,732                7,732
Stockholders' equity                                                              25,573               21,127
                                                                                  ------               ------
     Total liabilities and stockholders' equity                                 $ 33,752            $  29,266

-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
                        Condensed Statements of Earnings

(in thousands)                                                                 For the years ended December 31,
                                                                                   2002               2001
                                                                                   -----------------------

Dividends received from subsidiaries                                            $  3,025            $      24
Interest income                                                                       57                  143
                                                                                      --                  ---
         Total income                                                              3,082                  167

Junior subordinated debt                                                             849                  830
Other operating expense                                                               84                   80
                                                                                      --                   --
         Total expense                                                               933                  910

Income (loss) before income tax benefit and equity in
       undistributed earnings of subsidiaries                                      2,149                 (743)
Income tax benefit                                                                   326                  260
                                                                                     ---                  ---

Income (loss) before equity in undistributed earnings of the subsidiaries          2,475                 (483)
Equity in undistributed earnings of subsidiaries                                     362                2,445
                                                                                     ---                -----

         Net income                                                             $  2,837            $   1,962
                                                                                   -----                -----


-------------------------------------------------------------------------------------------------------------------------------



                       Condensed Statements of Cash Flows

(in thousands)                                                                 For the years ended December 31,
                                                                               --------------------------------
                                                                                   2002                2001
                                                                               --------------------------------

Cash flows from operating activities:

Net income                                                                      $  2,837            $   1,962
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Equity in the undistributed earnings of subsidiaries                           (362)              (2,445)
     Change in other assets and liabilities
           Increase in other assets                                                 (306)                (250)
           Increase in other liabilities                                              40                   15
                                                                                      --                   --
              Net cash provided by (used in) operating activities                  2,209                 (718)

Cash flows from investing activities:

     Investment in subsidiaries                                                        -                 (200)
                                                                                      --                  ---


Cash flows from financing activities:

     Payments for cash dividends                                                    (535)                (478)
     Proceeds from exercise of stock options                                          90                    6
     Purchase of common stock                                                          -                 (564)
                                                                                      --                  ---
              Net cash used in financing activities                                 (445)              (1,036)

              Net increase (decrease) in cash and cash equivalents                 1,764               (1,954)
     Cash and cash equivalents at beginning of year                                3,498                5,452
                                                                                   -----                -----
     Cash and cash equivalents at the end of the year                           $  5,262            $   3,498
                                                                                   -----                -----
---------------------------------------------------------------------------------------------------------------

                      Quarterly Financial Data (Unaudited)


The following is a summary of financial data by quarter end for the years ended December 31, 2002 and 2001:


                                                    2002                                               2001
------------------------------------------------------------------------------------------------------------------------------
                                   1st         2nd         3rd         4th          1st          2nd          3rd        4th
                                 Quarter     Quarter     Quarter     Quarter      Quarter      Quarter      Quarter    Quarter
------------------------------------------------------------------------------------------------------------------------------
                                                            (In thousands, except share data)

Selected Operating Data:
Interest income                $  5,770    $  5,906    $  5,793    $  5,858      $ 6,038      $ 5,907     $  5,565     $ 5,435
Interest expense                  2,319       2,309       2,279       2,171        3,145        3,039        2,638       2,411
                                  -----       -----       -----       -----        -----        -----        -----       -----
Net interest income               3,451       3,597       3,514       3,687        2,893        2,868        2,927       3,024
Provision for loan losses            90          60          60          60            -            -           75          75
                                     --          --          --          --           --           --           --          --
Net interest income
     after provision for
     loan losses                  3,361       3,537       3,454       3,627        2,893        2,868        2,852       2,949
Other operating income              797         791         846         820          430          506          570         633
Other operating expenses          3,065       3,109       3,271       3,464        2,495        2,608        2,761       2,852
                                  -----       -----       -----       -----        -----        -----        -----       -----
Income before income taxes        1,093       1,219       1,029         983          828          766          661         730
Income taxes                        375         420         353         339          283          264          226         250
                                    ---         ---         ---         ---          ---          ---          ---         ---
Net income                     $    718    $    799    $    676    $    644      $   545      $   502      $   435     $   480
                                    ---         ---         ---         ---          ---          ---          ---         ---

Basic earnings per share       $    .50    $    .55    $    .47    $    .45      $   .37      $   .35      $   .30     $   .33
                                     --          --          --          --           --           --           --          --
Diluted earnings per share     $    .49    $    .53    $    .45    $    .43      $   .37      $   .34      $   .29     $   .33
                                     --          --          --          --           --           --           --          --

Basic weighted average
     common shares
     outstanding              1,440,405   1,446,226   1,446,226   1,446,226    1,478,537    1,453,986    1,439,676   1,439,926
Diluted weighted average
     common shares
     outstanding              1,472,264   1,497,044   1,503,461   1,507,172    1,492,107    1,468,786    1,480,125   1,470,975
------------------------------------------------------------------------------------------------------------------------------

                          Independent Auditors' Report


To The Stockholders And Board of Directors of Long Island Financial Corp.:

     We have audited the accompanying consolidated balance sheets of Long Island Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Island Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


New York, New York
January 31, 2003

 Capital Stock

     The common stock of Long Island Financial Corp. trades on the NASDAQ National Market under the symbol "LICB". The following table shows the high and low sales price of the common stock and the dividends declared during the period indicated in 2002 and 2001.

                                                        Dividends
                               High           Low       Declared


  2001
          1st Quarter         $ 15.25      $ 13.00       $ 0.08
          2nd Quarter         $ 18.55      $ 13.00       $ 0.08
          3rd Quarter         $ 20.00      $ 15.50       $ 0.08
          4th Quarter         $ 18.25      $ 15.01       $ 0.09


  2002
          1st Quarter         $ 18.30      $ 16.00       $ 0.09
          2nd Quarter         $ 22.49      $ 18.35       $ 0.09
          3rd Quarter         $ 23.42      $ 20.00       $ 0.09
          4th Quarter         $ 23.50      $ 20.90       $ 0.10




At December 31, 2002, there were approximately 327 shareholders of record not including the number of persons or entities holding stock in nominee or street name though various brokers and banks. There were 1,446,226 shares of common stock outstanding at December 31, 2002.

 EXHIBIT 23.      CONSENT OF EXPERTS AND COUNSEL

                          Independent Auditors' Consent


 The Board of Directors
 Long Island Financial Corp.:

We consent to incorporation by reference in the Registration Statements (Nos. 333-86111, 333-83758 and 333-89870) on Form S-8 of Long Island Financial Corp. of our report dated January 31, 2003,relating to the consolidated balance sheets of Long Island Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, which report is incorporated by reference in the December 31, 2002 Annual Report on Form 10-K of Long Island Financial Corp.

 /s/ KPMG LLP

 New York, New York
 March 26, 2003

Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002


In connection with the Annual Report of Long Island Financial Corp., (the Company) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas
C. Manditch, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/ Douglas C. Manditch
                                            -----------------------------------
                                            President & Chief Executive Officer
                                            March 26, 2003

A signed original of this written statement required by Section 906 has been provided to Long Island Financial Corp. and will be retained by Long Island Financial Corp.and furnished to the securities and Exchange Commission or its staff upon request.




Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002


In connection with the Annual Report of Long Island Financial Corp., (the Company) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Thomas Buonaiuto, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/ Thomas Buonaiuto
                                            --------------------------
                                            Vice President & Treasurer
                                            March 26, 2003

A signed original of this written statement required by Section 906 has been provided to Long Island Financial Corp. and will be retained by Long Island Financial Corp.and furnished to the securities and Exchange Commission or its staff upon request.