Form 10-Q
period 2003-03-31
LONG ISLAND FINANCIAL CORP
filed 2003-05-15
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
       [X]              the Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 2003
                                          OR
       [ ]       Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                   For the transition period from ______ to ______

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock par value $.01, per share. The registrant had 1,473,832 shares of Common Stock outstanding as of May 9, 2003.


                                             Form 10-Q
                                       LONG ISLAND FINANCIAL CORP.
                                               INDEX
                                                                                                        Page
PART I  - FINANCIAL INFORMATION                                                                        Number

ITEM 1.       Consolidated Financial Statements - Unaudited

              Consolidated Balance Sheets at March 31, 2003
                    and December 31, 2002                                                                 2
              Consolidated Statements of Earnings for the Three Months
                    Ended March 31, 2003                                                                  3
              Consolidated Statement of Changes in Stockholders' Equity
                    for the Three Months Ended March 31, 2003                                             4
              Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 2003                                                                  5
              Notes to Consolidated Financial Statements                                                  6

ITEM 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                 16

ITEM 4.       Controls and Procedures                                                                    17


PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                          17

ITEM 2.       Changes in Securities and Use of Proceeds                                                  17

ITEM 3.       Defaults Upon Senior Securities                                                            17

ITEM 4.       Submission of Matters to a Vote of Security Holders                                        17

ITEM 5.       Other Information                                                                          17

ITEM 6.       Exhibits and Reports on Form 8-K                                                           17

SIGNATURES                                                                                               18

CERTIFICATIONS                                                                                           19



PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                                             LONG ISLAND FINANCIAL CORP.
                                             Consolidated Balance Sheets
                                                     (Unaudited)
                                          (In thousands, except share data)
                                                                               March 31,         December 31,
                                                                                 2003                2002
                                                                                 ----                ----
Assets:

Cash and due from banks                                                      $   15,812         $   20,443
Interest earning deposits                                                            93                 47
Federal funds sold                                                                    -              5,300
                                                                                  -----              -----
              Total cash and cash equivalents                                    15,905             25,790
Securities held-to-maturity  (fair value of $14,260 and $14,027, respectively)   12,464             12,461
Securities available-for-sale, at fair value                                    198,722            219,590
Federal Home Loan Bank stock, at cost                                             4,000              3,588
Loans, net of unearned income and deferred fees                                 214,582            217,731
Less allowance for loan losses                                                   (2,406)            (2,346)
                                                                                  -----              -----
              Loans, net                                                        212,176            215,385
Premises and equipment, net                                                       3,830              3,530
Accrued interest receivable                                                       2,818              2,654
Bank owned life insurance                                                         7,946              7,859
Prepaid expenses and other assets                                                 1,263              1,094
                                                                                  -----              -----
              Total assets                                                   $  459,124         $  491,951
                                                                                =======            =======

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                          $   88,530         $   78,697
    Savings deposits                                                             84,416             73,780
    NOW and money market deposits                                                76,262            130,636
    Time certificates issued in excess of $100,000                               12,752             20,516
    Other time deposits                                                          93,298             96,905
                                                                                 ------             ------
              Total deposits                                                    355,258            400,534
Federal funds purchased and securities sold under agreements
    to repurchase                                                                12,000                  -
Other borrowings                                                                 55,000             55,000
Accrued expenses and other liabilities                                            3,260              3,344
                                                                                  -----              -----
              Total liabilities                                                 425,518            458,878
                                                                                -------            -------

Guaranteed preferred beneficial interest in junior subordinated
    debentures                                                                    7,500              7,500
                                                                                  -----              -----

Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
        1,797,286 and 1,783,126 shares issued; 1,460,386 and
        1,446,226 shares outstanding, respectively)                                  18                 18
    Surplus                                                                      20,524             20,281
    Accumulated surplus                                                           8,278              7,625
    Accumulated other comprehensive income                                        1,464              1,827
    Treasury stock at cost, (336,900 shares in 2003 and 2002)                    (4,178)            (4,178)
                                                                                  -----              -----
              Total stockholders' equity                                         26,106             25,573
                                                                                 ------             ------
              Total liabilities and stockholders' equity                     $  459,124         $  491,951
                                                                                =======            =======

    See accompanying notes to consolidated financial statements.


                                          LONG ISLAND FINANCIAL CORP.
                                       Consolidated Statements of Earnings
                                                   (Unaudited)
                                        (In thousands, except share data)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                               2003           2002
                                                                               ----           ----
Interest income:
     Loans                                                                  $  3,793      $   3,412
     Securities                                                                2,293          2,329
     Federal funds sold                                                           11             27
     Earning deposits                                                              1              2
                                                                                  --             --
            Total interest income                                              6,098          5,770
                                                                               -----          -----

Interest expense:
     Savings deposits                                                            278            153
     NOW and money market deposits                                               261            192
     Time certificates issued in excess of $100,000                               76            227
     Other time deposits                                                         894          1,082
     Borrowed funds                                                              678            665
                                                                                 ---            ---
         Total interest expense                                                2,187          2,319
                                                                               -----          -----

         Net interest income                                                   3,911          3,451
                                                                               -----          -----

Provision for loan losses                                                         60             90
                                                                                  --             --

         Net interest income after provision
             for loan losses                                                   3,851          3,361
                                                                               -----          -----

Other operating income:
     Service charges on deposit accounts                                         462            419
     Net gain on sale of securities                                               89              -
     Net gain on sale of residential loans                                       157            163
     Earnings on bank owned life insurance                                       102             96
     Other                                                                       138            119
                                                                                 ---            ---
         Total other operating income                                            948            797
                                                                                 ---            ---

Other operating expenses:
     Salaries and employee benefits                                            1,769          1,449
     Occupancy expense                                                           256            214
     Premises and equipment expense                                              321            290
     Capital securities                                                          206            199
     Other                                                                     1,003            913
                                                                               -----            ---
         Total other operating expenses                                        3,555          3,065
                                                                               -----          -----

         Income before income taxes                                            1,244          1,093

Income taxes                                                                     446            375
                                                                                 ---            ---

         Net income                                                         $    798      $     718
                                                                                 ===            ===

Basic earnings per share                                                    $    .55      $     .50
                                                                                 ===            ===
Diluted earnings per share                                                  $    .53      $     .49
                                                                                 ===            ===
Weighted average shares outstanding                                         1,449,530     1,440,405
                                                                            =========     =========
Diluted weighted average shares outstanding                                 1,513,895     1,472,264
                                                                            =========     =========

See accompanying notes to consolidated financial statements.


                                                      LONG ISLAND FINANCIAL CORP.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                              For the Three Months Ended March 31, 2003
                                                             (Unaudited)
                                                   (In thousands, except share data)
                                                                                 Accumulated
                                                                                    other
                                            Common                 Accumulated   comprehensive  Treasury
                                             stock       Surplus     surplus        income        stock      Total
                                            -----------------------------------------------------------------------

Balance at December 31, 2002               $   18        20,281      7,625          1,827         (4,178)    25,573

Comprehensive income:
    Net income                                  -             -        798              -              -        798
      Other comprehensive income,
        net of tax:
         Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -          -           (363)                     (363)
                                                                                                                ---

Total comprehensive income                      -             -          -              -              -        435

Exercise of stock options and related
     tax benefit (14,160 shares)                -           243          -              -              -        243

Dividends declared on common stock
     ($.10 per common share)                    -             -       (145)             -              -       (145)
                                            -----------------------------------------------------------------------

Balance at March 31, 2003                  $   18        20,524      8,278          1,464         (4,178)    26,106
                                            =======================================================================






See accompanying notes to consolidated financial statements.



                                               LONG ISLAND FINANCIAL CORP.
                                          Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                                    (In thousands)
                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                     2003            2002
                                                                                     ----            ----
Cash flows from operating activities:
     Net income                                                               $       798      $       718
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Provision for loan losses                                                         60               90
     Depreciation and amortization                                                    232              222
     Amortization of premiums, net of discount accretion                              590              328
     Net gain on sale of securities                                                   (89)               -
     Loans originated for sale, net of proceeds
         from sales and gains                                                         367              716
     Net deferred loan origination fees                                                31               57
     Earnings on bank owned life insurance                                           (102)             (96)
     Deferred income taxes                                                           (388)             (44)
     Change in other assets and liabilities:
         Accrued interest receivable                                                 (164)            (300)
         Prepaid expenses and other assets                                            441               47
         Accrued expenses and other liabilities                                       (84)            (348)
                                                                                      ----            -----
         Net cash provided by operating activities                                  1,692            1,390
                                                                                    -----            -----

Cash flows from investing activities:
     Purchases of securities held-to-maturity, available-for-sale                (268,765)        (304,368)
     Net purchase of Federal Home Loan Bank stock                                    (412)            (617)
     Proceeds from the sale of securities available-for-sale                        9,562                -
     Proceeds from maturities of securities                                       268,432          347,125
     Principal repayments on securities                                            10,565           11,610
     Loan originations net of principal repayments                                  2,751           (9,312)
     Purchase of premises and equipment                                              (532)            (465)
                                                                                     -----            -----
         Net cash provided by investing activities                                 21,601           43,973
                                                                                   ------           ------

Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW,
         and money market accounts                                                (33,905)         (66,123)
     Net decrease in certificates of deposit                                      (11,371)          (5,945)
     Net increase in federal funds purchased and securities sold
         under agreements to repurchase                                            12,000            8,300
     Proceeds from exercise of stock options                                          243               90
     Payments for cash dividends                                                     (145)            (130)
                                                                                     -----            -----
         Net cash used in financing activities                                    (33,178)         (63,808)
                                                                                  --------         --------

         Net decrease in cash and cash equivalents                                 (9,885)         (18,445)

Cash and cash equivalents at beginning of period                                   25,790           30,626
                                                                                   ------           ------
Cash and cash equivalents at end of period                                    $    15,905      $    12,181
                                                                                   ======           ======

Supplemental disclosure of cash flow information Cash paid during the period for:
     Interest                                                                 $     2,186      $     2,785
                                                                                    =====            =====
     Income taxes                                                             $       101      $        32
                                                                                      ===               ==

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Private Securities Litigation Reform Act Safe Harbor Statement

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts stated herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Long Island Financial Corp. (the "Company") with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential". Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U. S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan and non-deposit products; deposit flows; real estate values; the level of defaults, losses and prepayments on loans held by the Company in its portfolio or sold in the secondary markets;
demand for financial services in the Company's market area; competition; accounting principles, policies, practices or guidelines; legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-Q, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements, which speak only as of the date of this Form 10-Q, and undue reliance should not be placed on such statements.

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2002 Annual Report on Form 10-K.

The Company makes available through its Internet website, www.licb.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.


2.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:


                                                                 March 31, 2003             December 31, 2002
                                                                 --------------             -----------------
                                                             Amortized        Fair        Amortized       Fair
                                                               Cost           Value         Cost          Value
                                                             ---------        -----       ---------       -----
                                                                                (In thousands)
    Held-to-maturity:
    Corporate debt                                         $   12,464        14,260    $   12,461         14,027
                                                               ------        ------        ------         ------
         Total held-to-maturity                            $   12,464        14,260    $   12,461         14,027
                                                               ======        ======        ======         ======

    Available-for-sale:
    U.S. Government and Agency obligations                 $  129,312       130,038    $  129,345        130,422
    Mortgage-backed securities:
       GNMA                                                    45,702        46,915        62,565         63,971
       FHLMC                                                    8,989         9,142         9,879         10,015
       FNMA                                                    10,409        10,549        12,920         13,122
    Corporate debt                                              2,012         2,078         2,013          2,060
                                                                -----         -----         -----          -----
        Total securities available-for-sale                $  196,424       198,722    $  216,722        219,590
                                                              =======       =======       =======        =======



3.       LOANS, NET

Loans, net, are summarized as follows:


                                                         March 31, 2003                 December 31, 2002
                                                         --------------                 -----------------
                                                                      (Dollars in thousands)

       Commercial and industrial loans               $     46,290    21.1  %         $    54,001     24.3  %
       Commercial real estate loans                       132,440    60.5                130,275     58.7
       Automobile loans                                    36,915    16.9                 34,188     15.4
       Consumer loans                                       2,306     1.1                  2,238      1.0
       Residential real estate loans held-for-sale            822      .4                  1,189       .6
                                                              ---      --                  -----       --
                                                          218,773   100.0                221,891    100.0
       Less:
         Unearned income                                    3,427                          3,396
         Deferred fees, net                                   764                            764
         Allowance for loan losses                          2,406                          2,346
                                                            -----                          -----
                                                     $    212,176                    $   215,385
                                                          =======                        =======



4.       STOCK BASED COMPENSATION

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by Statement of Financial Accounting Standards
(SFAS) No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all stock options granted or vested in each period.

                                                                                            For the Three Months
                                                                                               Ended March 31,
                  (Dollars in thousands, except per share data)                             2003            2002
                                                                                            ----            ----

       Net income as reported                                                            $   798         $   718
       Deduct total stock-based employee compensation
                expense determined under fair-value-based
                method for all awards, net of tax                                            135              58
                                                                                             ---              --
       Pro forma net income                                                                  663             660
                                                                                             ---             ---

       Earnings per share:
       Basic                                   As Reported                                   .55             .50
                                               Pro forma                                     .46             .46
       Diluted                                 As Reported                                   .50             .49
                                               Pro forma                                 $   .44          $  .45


5.       RECENT DEVELOPMENTS

On February 26, 2003 the Board of Directors of the Company declared a quarterly dividend of ten cents ($0.10) per common share. The dividend was paid on April 1, 2003, to shareholders of record as of March 21, 2003.

6.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities . At March 31, 2003, the Bank had no outstanding commitments to purchase investment securities.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Management does not expect that the adoption of SFAS No. 149 will have a significant impact on the Company's consolidated balance sheets or consolidated statement of earnings.

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." This Interpretation clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provision of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation did not have a material impact on the Company's consolidated balance sheet or consolidated statement of earnings.

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

The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the portfolio. The evaluation process for making provisions for loan losses is subject to numerous estimates and judgments. Changes in those estimates would have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in the counties of Suffolk and Nassau.

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate and commercial and industrial loans. Management believes that the Company's allowance for loan losses at March 31, 2003 is adequate to provide for estimated probable losses inherent in the portfolio.

Financial Condition

The Company's total assets were $459.1 million as of March 31, 2003, compared to $492.0 million at December 31, 2002. The decrease in total assets was primarily attributable to the decline in the securities available-for-sale portfolio, which decreased $20.9 million, or 9.5%, as the proceeds of maturing short-term U.S. Government and agency obligations purchased in December 2002 were used to pay maturing seasonal municipal deposits. Also contributing to that decrease in part, was a $3.1 million, or 1.4%, decrease in loans, net, from $217.7 million at December 31, 2002, to $214.6 million at March 31, 2003, reflecting a decrease primarily in commercial and industrial loans.

Total deposits decreased $45.3 million, or 11.3%, from $400.5 million at December 31, 2002 to $355.3 million at March 31, 2003, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $54.3 million, or 41.6%, from $130.6 million at December 31, 2002 to $76.3 million at March 31, 2003, is attributable to the withdrawal of seasonal municipal deposits. Time certificates in excess of $100,000 decreased $7.8 million, or 37.8%, from $20.5 million at December 31, 2002 to $12.8 million at March 31, 2003. The effects of those declines were offset in part by a $10.6 million, or 14.4%, increase in savings deposits and a $9.8 million, or 12.5%, increase in demand deposits. Federal funds purchased and securities sold under agreements to repurchase were $12.0 million at March 31, 2003. Other borrowings, which consist of Federal Home Loan Bank of New York advances, remained unchanged at $55.0 million.

Stockholders' equity increased $533,000, or 2.1%, to $26.1 million at March 31, 2003 compared to $25.6 million at December 31, 2002. The increase to stockholders equity included $798,000 of net income for the three months ending March 31, 2003. Offsetting this increase in part were dividends declared of $145,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months ended March 31, 2003 and 2002, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-accrual loans although they are not material.


                                                                 Three Months Ended March 31,
                                                -----------2003-----------            -----------2002-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                              -------    --------     ----           -------    --------    ----
Interest-earning assets:                                              (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits      $      4,289   $      12      1.12  %   $      7,079   $     29     1.64  %
     Securities, net (1)                     219,944       2,293      4.17           186,863      2,329     4.99
     Loans, net (2)                          215,006       3,793      7.06           181,142      3,412     7.53
                                             -------       -----      ----           -------      -----     ----
         Total interest-earning assets       439,239       6,098      5.55           375,084      5,770     6.15
Non-interest-earning assets                   41,482                                  31,073
                                              ------                                  ------
Total assets                            $    480,721                            $    406,157
                                             =======                                 =======

Interest-bearing liabilities:
     Savings deposits                   $     82,899         278      1.34      $     46,214        153     1.32
     NOW and money market deposits           107,375         261       .97            73,412        192     1.05
     Certificates of deposit                 110,918         970      3.50           132,081      1,309     3.96
                                             -------         ---      ----           -------      -----     ----
         Total interest-bearing deposits     301,192       1,509      2.00           251,707      1,654     2.63
     Borrowed funds                           63,135         678      4.30            57,953        665     4.59
                                              ------         ---      ----            ------        ---     ----
         Total interest-bearing liabilities  364,327       2,187      2.40           309,660      2,319     3.00
Other non-interest bearing liabilities        90,750                                  74,492
                                              ------                                  ------
Total liabilities                            455,077                                 384,152
Stockholders' equity                          25,644                                  22,005
                                              ------                                  ------
Total liabilities and
     stockholders' equity               $   480,721                             $    406,157
                                            =======                                  =======


Net interest income/
     interest rate spread (3)                          $   3,911     3.15   %                  $   3,451    3.15  %
                                                           =====     ----                          =====    ====

Net interest margin (4)                                              3.56   %                               3.68  %
                                                                     ====                                   ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                   1.21x                                  1.21x
                                                                    =====                                  =====


(1)  Securities,  net, excludes municipal obligations.  Unrealized appreciation / depreciation on available-for-sale  securities are recorded in non-interest earning assets.
(2)  Amount excludes  residential real estate loans held-for-sale and allowance for loan losses, and includes deferred loan fees and non-performing loans.
(3)  Interest rate spread represents the difference between the yield on  interest-earning  assets and the cost of  interest-bearing liabilities.
(4)  Net interest margin represents net interest income divided by average interest-earning assets.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2003 and
2002

General

The Company reported net income of $798,000, or basic earnings per share of $.55 and diluted earnings per share of $.53 for the quarter ended March 31, 2003, compared to $718,000, or basic earnings per share of $.50 and diluted earnings per share of $.49, for the prior year period. The increase in net income was attributable primarily to a $490,000, or 14.6% increase in net interest income after provision for loan losses and an increase in other operating income of $151,000, or 18.9%. Offsetting those increases was a $490,000, or 16.0% increase in other operating expenses.

Interest Income

Interest income increased $328,000, or 5.7%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. This increase was attributable to the increase in the average balance of interest-earning assets of $64.1 million, or 17.1%, from $375.1 million for the three months ended March 31, 2002, to $439.2 million for the three months ended March 31, 2003. The increase in the average balance of interest earning assets was offset in part by a 60 basis point decrease in the average yield on interest-earning assets from 6.15% for the three months ended March 31, 2002, to 5.55% for the comparable
2003 period. The decrease in average yield on interest-earning assets was attributable to a 82 basis point decrease in yield on securities, net, which declined from 4.99% for the three months ended March 31, 2002, to 4.17% for the three months ended March 31, 2003. The average yield on loans receivable, net, decreased 47 basis points from 7.53% for the three months ended March 31, 2002, to 7.06% for the comparable 2003 period. Partially offsetting the decline in yield from period to period was the $33.0 million, or 17.7% increase in the average balance of securities, net, from $186.9 million for three months ended March 31, 2002, to $219.9 million for the three months ended March 31, 2003. The average balance of loans, net, increased $33.9 million, or 18.7% from $181.1 million for the three months ended March 31, 2002, to $215.0 million for the comparable 2003 period.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $2.2 million, compared to $2.3 million for the three months ended March 31, 2002, a decrease of $132,000, or 5.7%. The decrease was attributable to a 60 basis point decrease in the average cost of interest-bearing liabilities from 3.00% for the three months ended March 31, 2002 to 2.40% for the three months ended March 31, 2003. The decrease in average cost was partially offset by a $54.6 million, or 17.7%, increase in the average balance of total interest-bearing liabilities from $309.7 million for the three months ended March 31, 2002 to $364.3 million for the three months ended March 31, 2003. The increase in average interest-bearing liabilities reflects increases of $49.5 million in the average balance of interest-bearing deposits and $5.2 million in the average balance of borrowed funds when compared to the prior year period.

Interest expense on interest-bearing deposits for the three months ended March 31, 2003 decreased $145,000, or 8.8%, to $1.5 million from $1.7 million for the corresponding 2002 period. This decrease was primarily due to a 63 basis point decrease in the average rate paid on interest-bearing deposits from 2.63% for three months ended March 31, 2002 to 2.00% for the corresponding period in 2003. Offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $49.5 million for the three months ended March 31, 2003 from the corresponding period in 2002. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $36.7 million, or 79.4%, and in the average balances of NOW and money market deposits of $34.0 million, or 46.3% from period to period. The increase in average balances of interest-bearing deposits is the result of the Company's branch expansion and the development of competitive deposit products that meet the needs of its commercial and consumer customers.

Interest expense on borrowed funds increased $13,000, or 2.0%, from $665,000 for the three months ended March 31, 2002, to $678,000 for the three months ended March 31, 2003. The increase was primarily due to an increase in the average balance of borrowed funds of $5.1 million, or 8.9%, from $58.0 million for the three months ended March 31, 2002 to $63.1 million for the three months ended March 31, 2003. Offsetting the increase in the average balance was a 29 basis point decrease in the average cost of borrowed funds from 4.59% for the 2002 period, to 4.30% for the 2003 period.

Net Interest Income

Net interest income increased by $460,000, or 13.3%, from $3.5 million for the three months ended March 31, 2002, to $3.9 million for the three months ended March 31, 2003. The average cost of total interest-bearing liabilities for the period decreased 60 basis points from 3.00% in the 2002 period to 2.40% in the 2003 period. The average yield on total interest-earning assets for the period decreased 60 basis points from 6.15% in the 2002 period to 5.55% in the 2003 period. The net interest rate spread remained unchanged at 3.15% from period to period.

Provision for Loan Losses

The Company made a $60,000 provision for loan losses for the three months ended March 31, 2003, compared to a $90,000 provision for loan losses for the three months ended March 31, 2002. The provision for loan losses for the three months ended March 31, 2003 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $2.4 million and $2.3 million at March 31, 2003 and December 31, 2002, respectively. The allowance for loan losses as a percentage of loans was 1.12% and 1.08% at March 31, 2003 and December 31, 2002, respectively.

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

                                                                March 31, 2003         December 31, 2002
                                                                --------------         -----------------
                                                                          (Dollars in thousands)
Non-accrual loans:
     Commercial and industrial loans                               $      326             $    307
                                                                          ---                  ---
         Total non-accrual and non-performing loans                       326                  307
                                                                          ---                  ---


Allowance for loan losses as a percentage
     of loans (1)                                                        1.12  %              1.08  %
Allowance for loan losses as a percentage
     of total non-performing loans                                     738.04  %            764.17  %
Non-performing loans as a percentage of loans (1)                         .15  %               .14  %

(1) Loans include loans, net, excluding the allowance for loan losses.


Other Operating Income

Other operating income increased $151,000, or 18.9%, to $948,000 for the three months ended March 31, 2003. Service charges on deposit accounts increased $43,000, or 10.3%, reflecting overall growth in the depositor base, and the introduction of new electronic banking services. In addition, the Company realized a gain on the sale of securities of $89,000 for the three months ended March 31, 2003.

Other Operating Expenses

Other operating expenses increased $490,000, or 16.0%, from $3.1million for the three months ended March 31, 2002, to $3.6 million for the three months ended March 31, 2003. The increase resulted primarily from increases in salaries and employee benefits, premises and equipment expense, and other expense for the three months ended March 31, 2003 attributable to the Bank's branch expansion.

Income Taxes

Income taxes increased $71,000, or 18.9%, from $375,000 for the three months ended March 31, 2002, to $446,000 for the three months ended March 31, 2003, as a result of the increase in income before income taxes. The effective tax rates for the three months ended March 31, 2003 and those ended March 31, 2002 were 35.9% and 34.3%, respectively.

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

The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. Average balances are derived from average daily balances. During the three months ended March 31, 2003, the Company's average minimum liquidity level was 26.6%.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 12.0% of the Company's assets at March 31, 2003, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At March 31, 2003, the Company's borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert these advances into replacement funding for the same or lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert these advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed and callable U.S. agency securities.

At March 31, 2003, convertible and medium term advances outstanding were as follows:

                                                                             Call                 Contractual
                                        Amount              Rate             Date                  Maturity
                                        ------              ----             ----                  --------
    Convertible advance          $     14,000,000           5.49  %        05/19/2003             02/19/2008
    Convertible advance                15,000,000           4.59           04/21/2003             01/21/2009
    Convertible advance                14,000,000           4.97           01/19/2004             01/19/2011
    Convertible advance                 3,000,000           4.11           12/11/2005             12/12/2011
    Medium term advance                 4,000,000           3.31           12/11/2003             12/11/2003
    Medium term advance                 5,000,000           3.99           12/13/2004             12/13/2004
                                        ---------
                  Total          $     55,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the three months ended March 31, 2003, and 2002, the Company's purchases of securities that were classified available-for-sale totaled $268.8 million and $304.4 million, respectively. Loan originations, net of principal repayments on loans, totaled ($2.8) million and $9.3 million for the three months ended March 31, 2003, and 2002, respectively. Borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2002, the most recent notification from the federal banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 2003, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 5.54%, 9.71%, and 10.59%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2003, the Board of Directors, suspended the current stock repurchase program that had enabled the Company to repurchase 75,000 shares of its outstanding common stock. There have been no repurchases made under this stock purchase program since its announcement in May, 2001. In determining the extent and timing of stock repurchase programs, the Company considers, in addition to capital adequacy, the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market System. At March 31, 2003, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

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

At March 31, 2003, 75.0% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.7 years. At that date, $32.7 million, or 15.2%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
1.8 years. At March 31, 2003, the Company had $60.4 million of certificates of deposit with maturities of one year or less and $12.8 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 21.9% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At March 31, 2003, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:


             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                  $ Change          % Change
           ---------------             --------      --------                  ---------         --------
                                                                     (Dollars in thousands)
                200                  $  (440)          (2.58)  %               $ (7,308)           (24.97)  %
                100                     (353)          (2.07)                    (4,498)           (15.37)
              Static                     ---            ----                      -----             -----
               (100)                    (818)          (4.80)                    (2,014)            (6.88)
               (200)                  (1,683)          (9.88)                    (1,505)            (5.14)


Item 4.  Controls and Procedures

1. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

2. Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


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



                                   LONG ISLAND FINANCIAL CORP.
                                   (Registrant)



Date:    May 15, 2003      By: /s/ Douglas C. Manditch
                               ---------------------------------
                                   Douglas C. Manditch
                                   President and Chief Executive Officer


Date:    May 15, 2003      By: /s/ Thomas Buonaiuto
                               -------------------------
                                   Thomas Buonaiuto
                                   Vice President and Treasurer

                                  CERTIFICATION

     I, Douglas C. Manditch, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of Long Island Financial Corp.;

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          b. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          a. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: May 15, 2003
                                         /s/ Douglas C. Manditch
                                         -----------------------
                                             Douglas C. Manditch
                                             President & Chief Executive Officer

                                  CERTIFICATION

     I,   Thomas Buonaiuto, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of Long Island Financial Corp.;

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: May 15, 2003
                                         /s/ Thomas Buonaiuto
                                         --------------------
                                             Thomas Buonaiuto
                                             Vice President & Treasurer


Exhibit 11.0      Statement Regarding Computation Of Earnings Per Share
                                          (Unaudited)
                      (In thousands, except share and per share amounts)

                                                                        Three Months Ended
                                                                             March 31,
                                                            2003                              2002
                                                            ----                              ----
Net income available to
   common shareholders                                 $    798,000                     $    718,000

Total weighted average
   common shares outstanding                              1,449,530                        1,440,405

Basic earnings per common share                        $        .55                     $        .50
Total weighted average
   common shares outstanding                              1,449,530                        1,440,405

Dilutive effect of stock options using
   the treasury stock method                                 64,365                           31,859

Total average common and common
   equivalent shares                                      1,513,895                        1,472,264

Diluted earnings per common share                      $        .53                     $        .49


Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

In connection with the Quarterly Report of Long Island Financial Corp., (the Company) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas
C. Manditch, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         /s/ Douglas C. Manditch
                                         -----------------------
                                         President & Chief Executive Officer
                                         May 15, 2003

A signed original of this written statement required by Section 906 has been provided to Long Island Financial Corp. and will be retained by Long Island Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.


Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Long Island Financial Corp., (the Company) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Thomas Buonaiuto, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         /s/ Thomas Buonaiuto
                                         --------------------
                                         Vice President & Treasurer
                                         May 15, 2003

A signed original of this written statement required by Section 906 has been provided to Long Island Financial Corp. and will be retained by Long Island Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.