Form 10-Q
period 2003-06-30
LONG ISLAND FINANCIAL CORP
filed 2003-08-14
CIK 1070517

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)   Quarterly Report Pursuant to Section 13 or 15(d) of
    [X]            the Securities Exchange Act of 1934
              For the quarterly period ended June 30, 2003
                                       OR
    [ ]     Transition Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
              For the transition period from ______ to _______

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

Common Stock par value $.01, per share. The registrant had 1,482,691 shares of Common Stock outstanding as of August 11, 2003.



                                                              Form 10-Q
                                                     LONG ISLAND FINANCIAL CORP.

                                                                INDEX
                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                         Number
------------------------------                                                                         ------
ITEM 1.       Consolidated Financial Statements - Unaudited

              Consolidated Balance Sheets at June 30, 2003
                    and December 31, 2002                                                                 2
              Consolidated Statements of Earnings for the Three Months and
                    Six Months Ended June 30, 2003 and 2002                                               3
              Consolidated Statement of Changes in Stockholders' Equity
                    for the Six Months Ended June 30, 2003                                                4
              Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2003 and 2002                                                          5
              Notes to Consolidated Financial Statements                                                  6

ITEM 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                  19

ITEM 4.       Controls and Procedures                                                                     20


PART II  - OTHER INFORMATION
-------  -------------------

ITEM 1.       Legal Proceedings                                                                           20

ITEM 2.       Changes in Securities and Use of Proceeds                                                   20

ITEM 3.       Defaults Upon Senior Securities                                                             20

ITEM 4.       Submission of Matters to a Vote of Security Holders                                         20

ITEM 5.       Other Information                                                                           21

ITEM 6.       Exhibits and Reports on Form 8-K                                                            21

SIGNATURES                                                                                                22

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.       Consolidated Financial Statements
-------       ---------------------------------

                                                     LONG ISLAND FINANCIAL CORP.
                                                     Consolidated Balance Sheets
                                                             (Unaudited)
                                                  (In thousands, except share data)

                                                                                     June 30,          December 31,
                                                                                       2003                2002
                                                                                       ----                ----
Assets:

Cash and due from banks                                                             $  17,790          $  20,443
Interest earning deposits                                                               1,299                 47
Federal funds sold                                                                     51,000              5,300
                                                                                       ------              -----
              Total cash and cash equivalents                                          70,089             25,790
Securities held-to-maturity  (fair value of $14,908 and $14,027, respectively)         12,467             12,461
Securities available-for-sale, at fair value                                          183,707            219,590
Federal Home Loan Bank stock, at cost                                                   3,250              3,588
Loans, net of unearned income and deferred fees                                       217,383            217,731
Less allowance for loan losses                                                         (2,416)            (2,346)
                                                                                       ------             ------
              Loans, net                                                              214,967            215,385
Premises and equipment, net                                                             4,411              3,530
Accrued interest receivable                                                             2,416              2,654
Bank owned life insurance                                                               8,025              7,859
Prepaid expenses and other assets                                                       1,231              1,094
                                                                                        -----              -----
              Total assets                                                          $ 500,563          $ 491,951
                                                                                    =========          =========

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                                 $  88,882          $  78,697
    Savings deposits                                                                   93,060             73,780
    NOW and money market deposits                                                     108,960            130,636
    Time certificates issued in excess of $100,000                                     15,156             20,516
    Other time deposits                                                                92,241             96,905
                                                                                       ------             ------
              Total deposits                                                          398,299            400,534
Other borrowings                                                                       65,000             55,000
Accrued expenses and other liabilities                                                  3,108              3,344
                                                                                        -----              -----
              Total liabilities                                                       466,407            458,878
                                                                                      -------            -------

Guaranteed preferred beneficial interest in junior subordinated
    debentures                                                                          7,500              7,500
                                                                                        -----              -----

Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
        1,812,347 and 1,783,126 shares issued; 1,475,447 and
        1,446,226 shares outstanding, respectively)                                        18                 18
    Surplus                                                                            20,751             20,281
    Accumulated surplus                                                                 8,912              7,625
    Accumulated other comprehensive income                                              1,153              1,827
    Treasury stock at cost, (336,900 shares in 2003 and 2002)                          (4,178)            (4,178)
                                                                                       ------             ------
              Total stockholders' equity                                               26,656             25,573
                                                                                       ------             ------
              Total liabilities and stockholders' equity                            $ 500,563          $ 491,951
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



                                                     LONG ISLAND FINANCIAL CORP.
                                                 Consolidated Statements of Earnings
                                                             (Unaudited)
                                                  (In thousands, except share data)

                                                                       For the Three Months            For the Six Months
                                                                          Ended June 30,                 Ended June 30,
                                                                          --------------                 --------------
                                                                        2003             2002             2003        2002
                                                                        ----             ----             ----        ----
Interest income:
     Loans                                                           $ 3,800         $  3,610        $   7,593    $  7,022
     Securities                                                        2,094            2,267            4,387       4,596
     Federal funds sold                                                   37               27               48          54
     Earning deposits                                                      1                2                2           4
                                                                           -                -                -           -
         Total interest income                                         5,932            5,906           12,030      11,676
                                                                       -----            -----           ------      ------

Interest expense:
     Savings deposits                                                    299              248              577         401
     NOW and money market deposits                                       212              221              473         413
     Time certificates issued in excess of $100,000                       86              191              162         418
     Other time deposits                                                 838              980            1,732       2,062
     Borrowed funds                                                      720              669            1,398       1,334
                                                                         ---              ---            -----       -----
         Total interest expense                                        2,155            2,309            4,342       4,628
                                                                       -----            -----            -----       -----

         Net interest income                                           3,777            3,597            7,688       7,048
                                                                       -----            -----            -----       -----

Provision for loan losses                                                  -               60               60         150
                                                                          --               --               --         ---

         Net interest income after provision
             for loan losses                                           3,777            3,537            7,628       6,898
                                                                       -----            -----            -----       -----

Other operating income:
     Service charges on deposit accounts                                 518              423              980         842
     Net gain on sale of securities                                      153                -              242           -
     Net gain on sale of residential loans                               170              173              327         336
     Earnings on bank owned life insurance                               102               96              204         192
     Other                                                               120               99              258         218
                                                                         ---               --              ---         ---
         Total other operating income                                  1,063              791            2,011       1,588
                                                                       -----              ---            -----       -----

Other operating expenses:
     Salaries and employee benefits                                    1,846            1,513            3,615       2,962
     Occupancy expense                                                   235              215              491         429
     Premises and equipment expense                                      326              292              647         582
     Capital securities                                                  205              206              411         405
     Other                                                             1,012              883            2,015       1,796
                                                                       -----              ---            -----       -----
         Total other operating expenses                                3,624            3,109            7,179       6,174
                                                                       -----            -----            -----       -----

         Income before income taxes                                    1,216            1,219            2,460       2,312

Income taxes                                                             434              420              880         795
                                                                         ---              ---              ---         ---

         Net income                                                  $   782         $    799        $   1,580    $  1,517
                                                                     =======         ========        =========    ========

Basic earnings per share                                             $   .53         $    .55        $    1.08    $   1.05
                                                                     =======         ========        =========    ========
Diluted earnings per share                                           $   .51         $    .53        $    1.03    $   1.02
                                                                     =======         ========        =========    ========
Weighted average shares outstanding                                1,471,263        1,446,226        1,460,457   1,443,332
                                                                   =========        =========        =========   =========
Diluted weighted average shares outstanding                        1,547,694        1,497,044        1,530,485   1,486,930
                                                                   =========        =========        =========   =========

See accompanying notes to consolidated financial statements.



                                                     LONG ISLAND FINANCIAL CORP.
                                      Consolidated Statement of Changes in Stockholders' Equity
                                               For the Six Months Ended June 30, 2003
                                                             (Unaudited)
                                                  (In thousands, except share data)
                                                                                 Accumulated
                                                                                    other
                                            Common                 Accumulated  comprehensive   Treasury
                                             stock       Surplus     surplus        income        stock      Total
                                             -----       -------     -------        ------        -----      -----

Balance at December 31, 2002               $   18        20,281      7,625          1,827         (4,178)    25,573

Comprehensive income:
    Net income                                  -             -      1,580              -              -      1,580
      Other comprehensive income,
        net of tax:
         Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -          -           (674)                     (674)
                                                                                                               ----
Total comprehensive income                                                                                      906

Exercise of stock options and related
     tax benefit, issued 27,003 shares          -           409          -              -              -        409

Dividend reinvestment and stock purchase
     plan, issued 2,218 shares                  -            61          -              -              -         61

Dividends declared on common stock
     ($.20 per common share)                    -             -       (293)             -              -       (293)
                                           -------------------------------------------------------------------------

Balance at June 30, 2003                   $   18        20,751      8,912          1,153         (4,178)    26,656
                                           =========================================================================






See accompanying notes to consolidated financial statements.



                                                     LONG ISLAND FINANCIAL CORP.
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                           (In thousands)
                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                        --------------
                                                                                     2003             2002
                                                                                     ----             ----
Cash flows from operating activities:
    Net income                                                                $     1,580      $     1,517
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                                         60              150
     Depreciation and amortization                                                    471              450
     Amortization of premiums, net of discount accretion                            1,086              582
     Net gain on sale of securities                                                  (242)               -
     Loans originated for sale, net of proceeds
         from sales and gains                                                         573             (209)
     Net deferred loan origination fees                                                52               56
     Earnings on bank owned life insurance                                           (204)            (192)
     Deferred income taxes                                                              -              (66)
     Change in other assets and liabilities:
         Accrued interest receivable                                                  238              (90)
         Prepaid expenses and other assets                                            145              138
         Accrued expenses and other liabilities                                       (95)            (629)
                                                                                      ---             ----
         Net cash provided by operating activities                                  3,664            1,707
                                                                                    -----            -----

Cash flows from investing activities:
     Purchases of securities held-to-maturity, available-for-sale                (487,495)        (623,248)
     Net redemption (purchase) of Federal Home Loan Bank stock                        338             (727)
     Proceeds from the sale of securities available-for-sale                       17,958                -
     Proceeds from maturities of securities                                       482,904          651,018
     Principal repayments on securities                                            20,607           22,226
     Loan originations net of principal repayments                                   (267)         (14,004)
     Purchase of premises and equipment                                            (1,352)            (556)
                                                                                   ------             ----
         Net cash provided by investing activities                                 32,693           34,709
                                                                                   ------           ------

Cash flows from financing activities:
     Net increase (decrease) in demand deposit, savings, NOW,
         and money market accounts                                                  7,789           (9,405)
     Net decrease in certificates of deposit                                      (10,024)          (8,684)
     Net decrease in federal funds purchased and securities sold
         under agreements to repurchase                                                 -           (4,500)
     Net increase in other borrowings                                              10,000                -
     Proceeds from exercise of stock options                                          409               90
     Proceeds from shares issued under the dividend reinvestment
         and stock purchase plan                                                       61                -
     Payments for cash dividends                                                     (293)            (260)
                                                                                     ----             ----
         Net cash provided by (used in) financing activities                        7,942          (22,759)
                                                                                    -----          -------

         Net increase in cash and cash equivalents                                 44,299           13,657

Cash and cash equivalents at beginning of period                                   25,790           30,626
                                                                                   ------           ------
Cash and cash equivalents at end of period                                    $    70,089      $    44,283
                                                                              ===========      ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                 $     4,431      $     5,231
                                                                              ===========      ===========
     Income taxes                                                             $       991      $       987
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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2002 Annual Report on Form 10-K.

The Company makes available through its Internet website, www.licb.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

2. SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                  June 30, 2003             December 31, 2002
                                                                  -------------             -----------------
                                                             Amortized        Fair        Amortized       Fair
                                                               Cost           Value         Cost          Value
                                                               ----           -----         ----          -----
                                                                                (In thousands)
    Held-to-maturity:
    Corporate debt                                         $   12,467        14,908    $   12,461         14,027
                                                               ------        ------        ------         ------
         Total held-to-maturity                            $   12,467        14,908    $   12,461         14,027
                                                           ==========        ======    ==========         ======

    Available-for-sale:
    U.S. Government and Agency obligations                 $  111,631       112,356    $  129,345        130,422
    Mortgage-backed securities:
       GNMA                                                    51,671        52,429        62,565         63,971
       FHLMC                                                    7,978         8,062        12,920         13,122
       FNMA                                                     8,605         8,782         9,879         10,015
    Corporate debt                                              2,012         2,078         2,013          2,060
                                                                -----         -----         -----          -----
        Total securities available-for-sale                $  181,897       183,707    $  216,722        219,590
                                                           ==========       =======    ==========        =======

3. LOANS, NET

Loans, net, are summarized as follows:

                                                                June 30, 2003                  December 31, 2002
                                                                -------------                  -----------------
                                                                            (Dollars in thousands)

    Commercial and industrial loans                        $    45,099    20.4    %          $    54,001   24.3   %
    Commercial real estate loans                               135,952    61.3                   130,275   58.7
    Automobile loans                                            37,577    17.0                    34,188   15.4
    Consumer loans                                               2,258     1.0                     2,238    1.0
    Residential real estate loans held-for-sale                    616      .3                     1,189     .6
                                                                   ---      --                     -----     --
                                                               221,502   100.0                   221,891  100.0
    Less:
    Unearned income                                              3,303                             3,396
    Deferred fees, net                                             816                               764
    Allowance for loan losses                                    2,416                             2,346
                                                                 -----                             -----
                                                           $   214,967                       $   215,385
                                                           ===========                       ===========

4. STOCK BASED COMPENSATION

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all stock options granted or vested in each period.

                                                                       For the Three Months           For the Six Months
                                                                          Ended June 30,                Ended June 30,
                                                                         ----------------              --------------
                                                                         2003        2002              2003      2002
                                                                         ----        ----              ----      ----
                                                                        (Dollars in thousands, except per share data)
       Net income as reported                                          $  782       $ 789          $  1,580   $ 1,517
       Deduct total stock-based employee compensation
                expense determined under fair-value-based
                method for all awards, net of tax                          53          33               188        91
                                                                           --          --               ---        --
       Pro forma net income                                            $  729       $ 756          $  1,392   $ 1,426
                                                                       ======       =====          ========   =======

       Earnings per share:
       Basic                                   As Reported             $  .53       $ .55          $   1.08   $  1.05
                                               Pro forma                  .50         .52               .95       .99
       Diluted                                 As Reported                .51         .53              1.03      1.02
                                               Pro forma                  .47         .50               .91       .96

5. RECENT DEVELOPMENTS

On May 21, 2003, the Board of Directors of the Company declared a quarterly dividend of ten cents ($0.10) per common share. The dividend was paid on July 1, 2003, to shareholders of record as of June 20, 2003.

6. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities. At June 30, 2003, the Bank had outstanding commitments of $5 million to purchase investment securities.

7. RECENT ACCOUNTING  PRONOUNCEMENTS

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Under previous guidance, issuers could account for certain financial instruments as equity. SFAS No. 150 addresses the accounting for those instruments and requires that those instruments be classified as liabilities in the consolidated balance sheets. SFAS No. 150 is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact on the Company's consolidated balance sheets upon adoption of SFAS No. 150 will be the reclassification of the guaranteed preferred beneficial interest in junior subordinated debentures from in between total liabilities and stockholders' equity to borrowed funds. The impact on the Company's consolidated statements of earnings upon adoption of SFAS No. 150 will be to change the classification of the interest expense related to the guaranteed preferred beneficial interest in junior subordinated debentures from non-interest expense to interest expense on borrowed funds.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments (collectively referred to as derivatives), including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated balance sheets or consolidated statements of earnings.

In January 2003, FASB issued FASB Interpretation ("FIN") No.46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after June 15, 2003. The implementation of FIN 46 has not had an impact on the Company's consolidated balance sheets or consolidated statements of earnings.

In November 2002, FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN 34." This Interpretation clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation did not have a material impact on the Company's consolidated balance sheet or consolidated statement of earnings.


Item 2.       Management's Discussion and Analysis
-------       ------------------------------------
              of Financial Condition and Results of Operations
              ------------------------------------------------
General

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

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate and commercial and industrial loans. Management believes that the Company's allowance for loan losses at June 30, 2003 is adequate to provide for estimated probable losses inherent in the portfolio.

Financial Condition

The Company's total assets were $500.6 million as of June 30, 2003, compared to $492.0 million at December 31, 2002. The increase in total assets was primarily reflected in the increase in federal funds sold of $45.7 million from $5.3 million at December 31, 2002, to $51.0 million at June 30, 2003, relating to the overnight investment of seasonal municipal balances on deposit at June 30, 2003. Offsetting the increase in cash and cash equivalents was a decline in the securities available-for-sale portfolio, which decreased $35.9 million, or 16.3%, as the proceeds of maturing short-term U.S. Government and agency obligations purchased in December 2002 were used to pay a portion of maturing seasonal municipal deposits. In addition, loans, net of unearned income and deferred fees, decreased $348,000, from $217.7 million at December 31, 2002, to $217.4 million at June 30, 2003, reflecting a decrease primarily in commercial and industrial loans.

Total deposits decreased $2.2 million, or .6%, from $400.5 million at December 31, 2002 to $398.3 million at June 30, 2003, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $21.6 million, or 16.6%, from $130.6 million at December 31, 2002 to $109.0 million at June 30, 2003, is attributable to the withdrawal of a portion of seasonal municipal deposits. Time certificates in excess of $100,000 decreased $5.3 million, or 26.1%, from $20.5 million at December 31, 2002 to $15.2 million at June 30, 2003. The effects of those declines were offset in part by a $19.3 million, or 26.1%, increase in savings deposits and a $10.2 million, or 12.9%, increase in demand deposits. There were no federal funds purchased or securities sold under agreements to repurchase at June 30, 2003. Other borrowings, which consist of Federal Home Loan Bank of New York advances, increased $10.0 million, or 18.2%, to $65.0 million at June 30, 2003.

Stockholders' equity increased $1.1 million, or 4.2%, to $26.7 million at June 30, 2003 compared to $25.6 million at December 31, 2002. The increase to stockholders equity included $1.6 million of net income for the six months ended June 30, 2003. Offsetting that increase in part were dividends declared of $293,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three and six months ended June 30, 2003 and 2002, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-accrual loans although they are not material.



                                                                  Three Months Ended June 30,
                                                                  ---------------------------
                                               -----------2003-----------             -----------2002-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                              -------    --------     ----           -------    --------    ----
Interest-earning assets:                                              (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits      $     13,820   $      38      1.10 %    $     6,843   $      29     1.70 %
     Securities, net (1)                     208,676       2,094      4.01          183,725        2,267    4.94
     Loans, net (2)                          215,375       3,800      7.06          189,990       3,610     7.60
                --                           -------       -----      ----          -------       -----     ----
         Total interest-earning assets       437,871       5,932      5.42          380,558       5,906     6.21
Non-interest-earning assets                   39,007                                 32,080
                                              ------                                 ------
Total assets                            $    476,878                            $   412,638
                                        ============                            ===========

Interest-bearing liabilities:
     Savings deposits                   $     88,159         299      1.36      $     60,169         248    1.65
     NOW and money market deposits            89,544         212       .95            72,460         221    1.22
     Certificates of deposit                 106,366         924      3.47           123,300       1,171    3.80
                                             -------         ---      ----           -------       -----    ----
         Total interest-bearing deposits     284,069       1,435      2.02           255,929       1,640    2.56
     Borrowed funds                           69,884         720      4.12            57,349         669    4.67
                                              ------         ---      ----            ------         ---    ----
         Total interest-bearing liabilities  353,953       2,155      2.44           313,278       2,309    2.95
Other non-interest bearing liabilities        96,724                                  76,739
                                              ------                                  ------
Total liabilities                            450,677                                 390,017
Stockholders' equity                          26,201                                  22,621
                                              ------                                  ------
Total liabilities and
     stockholders' equity               $    476,878                            $    412,638
                                        ============                            ============


Net interest income/
     interest rate spread (3)                          $   3,777      2.98 %                  $    3,597    3.26 %
                          ==                           =========      ====                    ==========    ====

Net interest margin (4)                                               3.45 %                                3.78 %
                    ==                                                ====                                  ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                     1.24x                                 1.21x
                                                                      ====                                  ====


(1) Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2) Amount excludes residential real estate loans held-for-sale and allowance for loan losses, and includes deferred loan fees and non-performing loans.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.



                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                               -----------2003-----------             -----------2002-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                              -------    --------     ----           -------    --------    ----
Interest-earning assets:                                              (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits      $      9,081   $      50      1.10 %    $      6,960   $      58    1.67 %
     Securities, net (1)                     214,279       4,387      4.09           185,285       4,596    4.96
     Loans, net (2)                          215,192       7,593      7.06           185,591       7,022    7.57
                --                           -------       -----      ----           -------       -----    ----
         Total interest-earning assets       438,552      12,030      5.49           377,836      11,676    6.18
Non-interest-earning assets                   40,237                                  31,579
                                              ------                                  ------
Total assets                            $    478,789                            $    409,415
                                        ============                            ============

Interest-bearing liabilities:
     Savings deposits                   $     85,543         577      1.35      $     53,230         401    1.51
     NOW and money market deposits            98,411         473       .96            72,933         413    1.13
     Certificates of deposit                 108,629       1,894      3.49           127,666       2,480    3.89
                                             -------       -----      ----           -------       -----    ----
         Total interest-bearing deposits     292,583       2,944      2.01           253,829       3,294    2.60
     Borrowed funds                           66,528       1,398      4.20            57,650       1,334    4.63
                                              ------       -----      ----            ------       -----    ----
         Total interest-bearing liabilities  359,111       4,342      2.42           311,479       4,628    2.97
Other non-interest bearing liabilities        93,754                                  75,621
                                              ------                                  ------
Total liabilities                            452,865                                 387,100
Stockholders' equity                          25,924                                  22,315
                                              ------                                  ------
Total liabilities and
     stockholders' equity               $    478,789                             $   409,415
                                        ============                             ===========


Net interest income/
     interest rate spread (3)                          $   7,688      3.07 %                   $   7,048    3.21 %
                          ==                           =========      ====                     =========    ====

Net interest margin (4)                                               3.51 %                                3.73 %
                    ==                                                ====                                  ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                     1.22x                                 1.21x
                                                                      ====                                  ====


(1) Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2) Amount excludes residential real estate loans held-for-sale and allowance for loan losses, and includes deferred loan fees and non-performing loans.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2003 and
2002

General

The Company reported net income of $782,000, or basic earnings per share of $.53 and diluted earnings per share of $.51 for the quarter ended June 30, 2003, compared to $799,000, or basic earnings per share of $.55 and diluted earnings per share of $.53, for the prior year period. The decrease in net income occurred as increased operating expenses exceeded improvements in net interest income after provision for loan losses and other operating income.

Interest Income

Interest income increased $26,000, or .4%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. That increase was attributable to the $57.3 million, or 15.1%, increase in the average balance of interest-earning assets from $380.6 million for the three months ended June 30, 2002, to $437.9 million for the three months ended June 30, 2003. The increase in the average balance of interest earning assets was offset in part by a 79 basis point decrease in the average yield on interest-earning assets from 6.21% for the three months ended June 30, 2002, to 5.42% for the comparable 2003 period. The decrease in average yield on interest-earning assets was attributable to a 93 basis point decrease in yield on securities, net, which declined from 4.94% for the three months ended June 30, 2002, to 4.01% for the three months ended June 30, 2003. The average yield on loans, net, decreased 54 basis points from 7.60% for the three months ended June 30, 2002, to 7.06% for the comparable 2003 period. Partially offsetting the decline in yield from period to period was a $25.0 million, or 13.6% increase in the average balance of securities, net, from $183.7 million for three months ended June 30, 2002, to $208.7 million for the three months ended June 30, 2003. The average balance of loans, net, increased $25.4 million, or 13.4% from $190.0 million for the three months ended June 30, 2002, to $215.4 million for the comparable 2003 period.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $2.2 million, compared to $2.3 million for the three months ended June 30, 2002, a decrease of $154,000, or 6.7%. The decrease was attributable to a 51 basis point decrease in the average cost of interest-bearing liabilities from 2.95% for the three months ended June 30, 2002 to 2.44% for the three months ended June 30, 2003. The decrease in average cost was partially offset by a $40.7 million, or 13.0%, increase in the average balance of total interest-bearing liabilities from $313.3 million for the three months ended June 30, 2002 to $354.0 million for the three months ended June 30, 2003. The increase in average interest-bearing liabilities, when compared to the prior year period, reflects increases of $28.1 million in the average balance of interest-bearing deposits and $12.6 million in the average balance of borrowed funds.

Interest expense on interest-bearing deposits decreased $205,000, or 12.5%, for the three months ended June 30, 2003, from $1.6 million for the corresponding 2002 period to $1.4 million for the current period. That decrease was primarily due to a 54 basis point decrease in the average rate paid on interest-bearing deposits from 2.56% for three months ended June 30, 2002 to 2.02% for the corresponding period in 2003. Offsetting, in part, the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $28.1 million for the three months ended June 30, 2003 from the corresponding period in 2002. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $28.0 million, or 46.5%, and in the average balances of NOW and money market deposits of $17.1 million, or 23.6% from period to period. The increase in average balances of interest-bearing deposits is the result of the Company's branch expansion and the development of competitive deposit products that meet the needs of its commercial and consumer customers.

Interest expense on borrowed funds increased $51,000, or 7.6%, from $669,000 for the three months ended June 30, 2002, to $720,000 for the three months ended June 30, 2003. The increase was primarily due to an increase in the average balance of borrowed funds of $12.6 million, or 21.9%, from $57.3 million for the three months ended June 30, 2002 to $69.9 million for the three months ended June 30, 2003. Offsetting the increase in the average balance was a 55 basis point decrease in the average cost of borrowed funds from 4.67% for the 2002 period, to 4.12% for the 2003 period.

Net Interest Income

Net interest income increased by $180,000, or 5.0%, from $3.6 million for the three months ended June 30, 2002, to $3.8 million for the three months ended June 30, 2003. The average cost of total interest-bearing liabilities for the period decreased 51 basis points from 2.95% in the 2002 period to 2.44% in the 2003 period. The average yield on total interest-earning assets for the period decreased 79 basis points from 6.21% in the 2002 period to 5.42% in the 2003 period. The net interest rate spread decreased 28 basis points, from 3.26% for the three months ended June 30, 2002, to 2.98% for the three months ended June 30, 2003.

Provision for Loan Losses

The Company made no provision for loan losses for the three months ended June 30, 2003, compared to a $60,000 provision for loan losses made for the three months ended June 30, 2002. The determination not to make a provision for loan losses for the three months ended June 30, 2003 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $2.4 million and $2.3 million at June 30, 2003 and December 31, 2002, respectively. The allowance for loan losses as a percentage of loans was 1.11% and 1.08% at June 30, 2003 and December 31, 2002, respectively.

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


                                                                 June 30, 2003         December 31, 2002
                                                                 -------------         -----------------
                                                                          (Dollars in thousands)
Non-accrual loans:
     Commercial and industrial loans                               $       205            $    307
     Automobile loans                                                       15                   -
                                                                            --                  --
         Total non-accrual and non-performing loans                        220                 307
                                                                           ---                 ---


Allowance for loan losses as a percentage
     of loans (1)                                                         1.11   %            1.08   %
Allowance for loan losses as a percentage
     of total non-performing loans                                    1,098.18   %          764.17   %
Non-performing loans as a percentage of loans (1)                          .10   %             .14   %

(1)  Loans include loans, net, excluding the allowance for loan losses.

Other Operating Income

Other operating income increased $272,000, or 34.4%, to $1.1 million for the three months ended June 30, 2003. Service charges on deposit accounts increased $95,000, or 22.5%, reflecting overall growth in the depositor base, and the introduction of new electronic banking services. In addition, the Company realized a gain on the sale of securities of $153,000 for the three months ended June 30, 2003.

Other Operating Expenses

Other operating expenses increased $515,000, or 16.6%, from $3.1million for the three months ended June 30, 2002, to $3.6 million for the three months ended June 30, 2003. The increase over the prior period resulted primarily from increases in salaries and employee benefits, premises and equipment expense, and other expense attributable to the Bank's branch expansion.

Income Taxes

Income taxes increased $14,000, or 3.3%, from $420,000 for the three months ended June 30, 2002, to $434,000 for the three months ended June 30, 2003, as a result of an increase in income before income taxes. The effective tax rates for the three months ended June 30, 2003 and those ended June 30, 2002 were 35.7% and 34.5%, respectively.


Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

General

The Company reported net income of $1.6 million, or basic earnings per share of $1.08 and diluted earnings per share of $1.03 for the six months ended June 30, 2003, compared to $1.5 million, or basic earnings per share of $1.05 and diluted earnings per share of $1.02, for the prior year period. The increase in net income was attributable primarily to a $730,000, or 10.6% increase in net interest income after provision for loan losses and an increase in other operating income of $423,000, or 26.6%. Offsetting those increases, in part, was a $1.0 million, or 16.3% increase in other operating expenses.

Interest Income

Interest income increased $354,000, or 3.0%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. This increase was attributable to the increase in the average balance of interest-earning assets of $60.8 million, or 16.1%, from $377.8 million for the six months ended June 30, 2002, to $438.6 million for the six months ended June 30, 2003. The increase in the average balance of interest earning assets was offset in part by a 69 basis point decrease in the average yield on interest-earning assets from 6.18% for the six months ended June 30, 2002, to 5.49% for the comparable 2003 period. The decrease in average yield on interest-earning assets was attributable to an 87 basis point decrease in yield on securities, net, which declined from 4.96% for the six months ended June 30, 2002, to 4.09% for the six months ended June 30, 2003. The average yield on loans, net, decreased 51 basis points from 7.57% for the six months ended June 30, 2002, to 7.06% for the comparable 2003 period. Partially offsetting the decline in yield from period to period was a $29.0 million, or 15.6% increase in the average balance of securities, net, from $185.3 million for six months ended June 30, 2002, to $214.3 million for the six months ended June 30, 2003. The average balance of loans, net, increased $29.6 million, or 15.9% from $185.6 million for the six months ended June 30, 2002, to $215.2 million for the comparable 2003 period.

Interest Expense

Interest expense for the six months ended June 30, 2003 was $4.3 million, compared to $4.6 million for the six months ended June 30, 2002, a decrease of $286,000, or 6.2%. The decrease was attributable to a 55 basis point decrease in the average cost of interest-bearing liabilities from 2.97% for the six months ended June 30, 2002 to 2.42% for the six months ended June 30, 2003. The decrease in average cost was partially offset by a $47.6 million, or 15.3%, increase in the average balance of total interest-bearing liabilities from $311.5 million for the six months ended June 30, 2002 to $359.1 million for the six months ended June 30, 2003. The increase in average interest-bearing liabilities reflects increases of $38.8 million in the average balance of interest-bearing deposits and $8.8 million in the average balance of borrowed funds when compared to the prior year period.

Interest expense on interest-bearing deposits for the six months ended June 30, 2003 decreased $350,000, or 10.6%, to $2.9 million from $3.3 million for the corresponding 2002 period. This decrease was primarily due to a 59 basis point decrease in the average rate paid on interest-bearing deposits from 2.60% for six months ended June 30, 2002 to 2.01% for the corresponding period in 2003. Offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $38.8 million for the six months ended June 30, 2003 from the corresponding period in 2002. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $32.3 million, or 60.7%, and in the average balances of NOW and money market deposits of $25.5 million, or 34.9% from period to period.

Interest expense on borrowed funds increased $64,000, or 4.8%, from $1.3 million for the six months ended June 30, 2002, to $1.4 million for the six months ended June 30, 2003. The increase was primarily due to an increase in the average balance of borrowed funds of $8.8 million, or 15.4%, from $57.7 million for the six months ended June 30, 2002 to $66.5 million for the six months ended June 30, 2003. Offsetting the increase in the average balance was a 43 basis point decrease in the average cost of borrowed funds from 4.63% for the 2002 period, to 4.20% for the 2003 period.

Net Interest Income

Net interest income increased by $640,000, or 9.1%, from $7.0 million for the six months ended June 30, 2002, to $7.7 million for the six months ended June 30, 2003. The average cost of total interest-bearing liabilities for the period decreased 55 basis points from 2.97% in the 2002 period to 2.42% in the 2003 period. The average yield on total interest-earning assets for the period decreased 69 basis points from 6.18% in the 2002 period to 5.49% in the 2003 period. The net interest rate spread decreased 14 basis points, from 3.21% for the six months ended June 30, 2002, to 3.07% for the six months ended June 30, 2003.

Provision for Loan Losses

The Company made a $60,000 provision for loan losses for the six months ended June 30, 2003, compared to a $150,000 provision for loan losses for the six months ended June 30, 2002. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount, which in management's judgment is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income increased $423,000, or 26.6%, to $2.0 million for the six months ended June 30, 2003. The Company realized gains on the sale of securities of $242,000 for the six months ended June 30, 2003. In addition, service charges on deposit accounts increased $138,000, or 16.4%, reflecting overall growth in the depositor base, and the introduction of new electronic banking services.

Other Operating Expenses

Other operating expenses increased $1.0 million, or 16.3%, from $6.2 million for the six months ended June 30, 2002, to $7.2 million for the six months ended June 30, 2003. The increase resulted primarily from increases in salaries and employee benefits, premises and equipment expense, and other expense for the six months ended June 30, 2003 attributable to the Bank's branch expansion.

Income Taxes

Income taxes increased $85,000, or 10.7%, from $795,000 for the six months ended June 30, 2002, to $880,000 for the six months ended June 30, 2003, as a result of the increase in income before income taxes. The effective tax rates for the six months ended June 30, 2003 and those ended June 30, 2002 were 35.8% and 34.4%, respectively.


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

The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. Average balances are derived from average daily balances. During the six months ended June 30, 2003, the Company's average minimum liquidity level was 23.0%.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $6.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 10.0% of the Company's assets at June 30, 2003, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At June 30, 2003, the Company's borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed and callable U.S. agency securities.


At June 30, 2003, convertible and medium term advances outstanding were as follows:
                                                                               Call                Contractual
                                        Amount              Rate               Date                 Maturity
                                        ------              ----               ----                 --------
    Convertible advance          $     14,000,000           5.49  %           8/19/2003             2/19/2008
    Convertible advance                15,000,000           4.59              7/21/2003             1/21/2009
    Convertible advance                14,000,000           4.97              1/19/2004             1/19/2011
    Convertible advance                 3,000,000           4.11             12/11/2005            12/12/2011
    Convertible advance                10,000,000           2.64              5/28/2008             5/28/2013
    Medium term advance                 4,000,000           3.31             12/11/2003            12/11/2003
    Medium term advance                 5,000,000           3.99             12/13/2004            12/13/2004
                                        ---------
                  Total          $     65,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the three months ended June 30, 2003, and 2002, the Company's purchases of securities that were classified available-for-sale totaled $487.5 million and $623.2 million, respectively. Loan originations, net of principal repayments on loans, totaled $.3 million and $14.0 million for the six months ended June 30, 2003, and 2002, respectively. Borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2002, the most recent notification from the federal banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 2003, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 5.78%, 9.66%, and 10.51%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2003, the Board of Directors, suspended the current stock repurchase program that had enabled the Company to repurchase 75,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement in May, 2001. In determining the extent and timing of stock repurchase programs, the Company considers, in addition to capital adequacy, the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market System. At June 30, 2003, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

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

At June 30, 2003, 76.9% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.8 years. At that date, $56.6 million, or 28.4%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of
1.7 years. At June 30, 2003, the Company had $73.8 million of certificates of deposit with maturities of one year or less and $15.2 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 23.7% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At June 30, 2003, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                  $ Change          % Change
           ---------------             --------      --------                  --------          --------
                                                                     (Dollars in thousands)
                200                  $ 1,146             6.85 %                $ (6,594)            (22.90) %
                100                    1,381             8.25                    (4,169)            (14.48)
              Static                      --               --                        --                 --
               (100)                    (570)           (3.41)                   (2,417)             (8.40)
               (200)                  (1,747)          (10.44)                   (2,378)             (8.26)

Item 4.       Controls and Procedures
-------       -----------------------

1 Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures required by paragraph (b) of Section 240.13a-15 or
     Section 240.15d-15 of this chapter, as of the end of the period covered by the report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

2 Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


PART II - OTHER INFORMATION
---------------------------


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

          The Company's Annual Meeting of Stockholders was held on April 23, 2003, and the following individuals were elected as Directors for a term of three years each:

                                    Vote       Votes      Broker
                                     For     Withheld   Abstentions  Non-Votes
                                     ---     --------   -----------  ---------
          John L. Ciarelli, Esq.  1,123,950    4,304          -             -
          Waldemar Fernandez      1,123,950    4,304          -             -
          Werner S. Neuberger     1,123,950    4,304          -             -
          John C. Tsunis, Esq     1,121,550    6,704          -             -

          The  term  of the  following  Directors  continued  after  the  Annual
          Meeting: Harvey Auerbach, Donald Del Duca, Perry B. Duryea, Frank J. Esposito, Roy M. Kern, Sr., Gordon A. Lenz, Douglas C. Manditch, Thomas F. Roberts III, Alfred Romito.

Item 5.   Other Information
-------   -----------------
          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          a. Exhibits
             --------
             11.0 Statement Re: Computation of Per Share Earnings
             31.1 Certification of Chief Executive Officer pursuant to Section
                  302 of Sarbanes-Oxley Act of 2002
             31.2 Certification of Chief Financial Officer pursuant to Section
                  302 of Sarbanes-Oxley Act of 2002
             32.1 Certification of Chief Executive Officer pursuant to Section
                  906 of Sarbanes-Oxley Act of 2002
             32.2 Certification of Chief Financial Officer pursuant to Section
                  906 of Sarbanes-Oxley Act of 2002


          b. Reports on Form 8-K
             -------------------
             On April 21, 2003 the Company filed a Form 8-K to disclose that the Company has issued a press release to announce the Company's first quarter earnings and declaration of a dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                  LONG ISLAND FINANCIAL CORP.
                                  (Registrant)



Date:    August 14, 2003          By: /s/ Douglas C. Manditch
                                      -----------------------
                                          Douglas C. Manditch
                                          President and Chief Executive Officer


Date:    August 14, 2003          By: /s/ Thomas Buonaiuto
                                      --------------------
                                          Thomas Buonaiuto
                                          Vice President and Treasurer