Form 10-Q
period 2003-09-30
LONG ISLAND FINANCIAL CORP
filed 2003-11-14
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)      Quarterly Report Pursuant to Section 13 or 15(d) of
    [X]                the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003
                                         OR
    [ ]         Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission File No.: 0-29826

                           LONG ISLAND FINANCIAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 11-3453684
                 --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

          One Suffolk Square
     1601 Veterans Memorial Highway
           Islandia, New York                               11749
           ------------------                               -----
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

Common Stock par value $.01, per share. The registrant had 1,485,908 shares of Common Stock outstanding as of November 7, 2003.



                                                              Form 10-Q
                                                     LONG ISLAND FINANCIAL CORP.

                                                                INDEX
                                                                                                   Page
PART I - FINANCIAL INFORMATION                                                                    Number
------------------------------                                                                    ------

ITEM 1.  Consolidated Financial Statements - Unaudited

         Consolidated Balance Sheets at September 30, 2003
               and December 31, 2002                                                                 2
         Consolidated Statements of Earnings for the Three Months and
               Nine Months Ended September 30, 2003 and 2002                                         3
         Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2003                                          4
         Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2003 and 2002                                                     5
         Notes to Consolidated Financial Statements                                                  6

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                 19

ITEM 4.  Controls and Procedures                                                                    20


PART II  - OTHER INFORMATION
-------  -------------------

ITEM 1.  Legal Proceedings                                                                          20

ITEM 2.  Changes in Securities and Use of Proceeds  20

ITEM 3.  Defaults Upon Senior Securities                                                            20

ITEM 4.  Submission of Matters to a Vote of Security Holders                                        20

ITEM 5.  Other Information                                                                          20

ITEM 6.  Exhibits and Reports on Form 8-K                                                           20

SIGNATURES                                                                                          21
----------



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements
-------  ---------------------------------

                                                     LONG ISLAND FINANCIAL CORP.
                                                     Consolidated Balance Sheets
                                                             (Unaudited)
                                                  (In thousands, except share data)

                                                                                   September 30,       December 31,
                                                                                       2003                2002
                                                                                       ----                ----
Assets:

Cash and due from banks                                                            $   10,932          $  20,443
Interest earning deposits                                                                  80                 47
Federal funds sold                                                                          -              5,300
                                                                                         ----              -----
              Total cash and cash equivalents                                          11,012             25,790
Securities held-to-maturity (fair value of $14,489 and $14,027, respectively)          12,471             12,461
Securities available-for-sale, at fair value                                          205,532            219,590
Federal Home Loan Bank stock, at cost                                                   4,500              3,588
Loans, net of unearned income and deferred fees                                       225,194            217,731
Less allowance for loan losses                                                         (2,382)            (2,346)
                                                                                        -----              -----
              Loans, net                                                              222,812            215,385
Premises and equipment, net                                                             5,175              3,530
Accrued interest receivable                                                             2,345              2,654
Bank owned life insurance                                                               8,100              7,859
Prepaid expenses and other assets                                                       2,108              1,094
                                                                                        -----              -----
              Total assets                                                         $  474,055          $ 491,951
                                                                                      =======            =======

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                                $  100,497          $  78,697
    Savings deposits                                                                   99,453             73,780
    NOW and money market deposits                                                      54,381            130,636
    Time certificates issued in excess of $100,000                                     14,198             20,516
    Other time deposits                                                                86,118             96,905
                                                                                       ------             ------
              Total deposits                                                          354,647            400,534
Federal funds purchased and securities sold under agreements to repurchase             18,000                  -
Other borrowings                                                                       65,000             55,000
Accrued expenses and other liabilities                                                  3,096              3,344
                                                                                        -----              -----
              Total liabilities                                                       440,743            458,878
                                                                                      -------            -------

Guaranteed preferred beneficial interest in junior subordinated
               debentures                                                               7,500              7,500
                                                                                        -----              -----

Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
      1,820,622 and 1,783,126 shares issued; 1,483,722 and
      1,446,226 shares outstanding, respectively)                                          18                 18
    Surplus                                                                            20,888             20,281
    Accumulated surplus                                                                 9,558              7,625
    Accumulated other comprehensive (loss) income                                        (474)             1,827
    Treasury stock at cost, (336,900 shares in 2003 and 2002)                          (4,178)            (4,178)
                                                                                        -----              -----
              Total stockholders' equity                                               25,812             25,573
                                                                                       ------             ------
              Total liabilities and stockholders' equity                           $  474,055          $ 491,951
                                                                                      =======            =======

See accompanying notes to consolidated financial statements.


                                                     LONG ISLAND FINANCIAL CORP.
                                                 Consolidated Statements of Earnings
                                                             (Unaudited)
                                                  (In thousands, except share data)
                                                                         For the Three Months          For the Nine Months
                                                                          Ended September 30,          Ended September 30,
                                                                          -------------------          -------------------

                                                                         2003         2002                2003      2002
                                                                         ----         ----                ----      ------
Interest income:
     Loans                                                             $ 3,762       $ 3,688         $  11,355    $ 10,710
     Securities                                                          2,071         2,068             6,458       6,664
     Federal funds sold                                                     13            35                61          89
     Earning deposits                                                        2             2                 4           6
                                                                             -             -                 -           -
         Total interest income                                           5,848         5,793            17,878      17,469
                                                                         -----         -----            ------      ------

Interest expense:
     Savings deposits                                                      272           341               849         742
     NOW and money market deposits                                          96           123               569         536
     Time certificates issued in excess of $100,000                         95           163               257         581
     Other time deposits                                                   757           987             2,489       3,049
     Borrowed funds                                                        746           665             2,144       1,999
                                                                           ---           ---             -----       -----
         Total interest expense                                          1,966         2,279             6,308       6,907
                                                                         -----         -----             -----       -----

         Net interest income                                             3,882         3,514            11,570      10,562
                                                                         -----         -----            ------      ------

Provision for loan losses                                                    -            60                60         210
                                                                           ---            --                --         ---

         Net interest income after provision
              for loan losses                                            3,882         3,454            11,510      10,352
                                                                         -----         -----            ------      ------

Other operating income:
     Service charges on deposit accounts                                   550           445             1,530       1,287
     Net gain on sale of securities                                        158             -               400           -
     Net gain on sale of residential loans                                 185           189               512         525
     Earnings on bank owned life insurance                                 102            96               306         288
     Other                                                                 141           116               399         334
                                                                           ---           ---               ---         ---
         Total other operating income                                    1,136           846             3,147       2,434
                                                                         -----           ---             -----       -----

Other operating expenses:
     Salaries and employee benefits                                      1,918         1,632             5,533       4,594
     Occupancy expense                                                     296           235               787         664
     Premises and equipment expense                                        346           309               993         891
     Capital securities                                                    209           209               620         614
     Other                                                               1,015           886             3,030       2,682
                                                                         -----           ---             -----       -----
         Total other operating expenses                                  3,784         3,271            10,963       9,445
                                                                         -----         -----            ------       -----

         Income before income taxes                                      1,234         1,029             3,694       3,341

Income taxes                                                               440           353             1,320       1,148
                                                                           ---           ---             -----       -----

         Net income                                                    $   794       $   676         $   2,374    $  2,193
                                                                           ===           ===             =====       =====

Basic earnings per share                                               $   .54       $    .47        $    1.62    $   1.52
                                                                           ===            ===             ====        ====
Diluted earnings per share                                             $   .51       $    .45        $    1.54    $   1.47
                                                                           ===            ===             ====        ====
Weighted average shares outstanding                                  1,481,347      1,446,226        1,467,496   1,444,307
                                                                     =========      =========        =========   =========
Diluted weighted average shares outstanding                          1,555,731      1,503,461        1,537,465   1,492,038
                                                                     =========      =========        =========   =========

See accompanying notes to consolidated financial statements.



                                                     LONG ISLAND FINANCIAL CORP.
                                      Consolidated Statement of Changes in Stockholders' Equity
                                            For the Nine Months Ended September 30, 2003
                                                             (Unaudited)
                                                  (In thousands, except share data)
                                                                                  Accumulated
                                                                                     other
                                            Common                 Accumulated   comprehensive   Treasury
                                             stock       Surplus     surplus     income (loss)    stock      Total
                                             -----       -------     -------     -------------    -----      -----


Balance at December 31, 2002               $   18        20,281      7,625          1,827         (4,178)    25,573
Comprehensive income:
    Net income                                  -             -      2,374              -              -      2,374
      Other comprehensive loss,
        net of tax:
         Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -          -         (2,301)             -     (2,301)
                                                                                                              -----
Total comprehensive income                                                                                       73

Exercise of stock options and related
     tax benefit, issued 33,343 shares          -           489          -              -              -        489

Dividend reinvestment and stock purchase
     plan, issued 4,153 shares                  -           118          -              -              -        118

Dividends declared on common stock
     ($.30 per common share)                    -             -       (441)             -              -       (441)
                                               --------------------------------------------------------------------

Balance at September 30, 2003              $   18        20,888      9,558           (474)        (4,178)    25,812
                                               ====================================================================



See accompanying notes to consolidated financial statements.




                                                     LONG ISLAND FINANCIAL CORP.
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                           (In thousands)
                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                      -------------------
                                                                                     2003            2002
                                                                                     ----            ----
Cash flows from operating activities:
    Net income                                                                $     2,374      $     2,193
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                                         60              210
     Depreciation and amortization                                                    727              678
     Amortization of premiums, net of discount accretion                            1,463            1,074
     Net gain on sale of securities                                                  (400)               -
     Loans originated for sale, net of proceeds from sales and gains               (1,682)               2
     Net deferred loan origination fees                                               126               49
     Earnings on bank owned life insurance                                           (306)            (288)
     Deferred income taxes                                                              -              (66)
     Change in other assets and liabilities:
         Accrued interest receivable                                                  309             (394)
         Prepaid expenses and other assets                                            222              110
         Accrued expenses and other liabilities                                      (107)          (1,184)
                                                                                      ---            -----
         Net cash provided by operating activities                                  2,786            2,384
                                                                                    -----            -----

Cash flows from investing activities:
     Purchases of securities held-to-maturity, available-for-sale                (565,050)        (644,846)
     Net (purchase) redemption of Federal Home Loan Bank stock                       (912)             108
     Proceeds from the sale of securities available-for-sale                       30,607                -
     Proceeds from maturities of securities                                       514,181          667,018
     Principal repayments on securities                                            29,634           33,929
     Loan originations, net of principal repayments                                (5,931)         (20,745)
     Purchase of premises and equipment                                            (2,372)          (1,087)
                                                                                    -----            -----
         Net cash provided by investing activities                                    157           34,377
                                                                                      ---           ------

Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW,
         and money market accounts                                                (28,782)         (25,926)
     Net decrease in certificates of deposit                                      (17,105)          (8,665)
     Net increase (decrease) in federal funds purchased and securities sold
         under agreements to repurchase                                            18,000           (4,500)
     Net increase in other borrowings                                              10,000                -
     Proceeds from exercise of stock options                                          489               90
     Proceeds from shares issued under the dividend reinvestment
         and stock purchase plan                                                      118                -
     Payments for cash dividends                                                     (441)            (391)
                                                                                      ---              ---
         Net cash used in financing activities                                    (17,721)         (39,392)
                                                                                   ------           ------

         Net decrease in cash and cash equivalents                                (14,778)          (2,631)

Cash and cash equivalents at beginning of period                                   25,790           30,626
                                                                                   ------           ------
Cash and cash equivalents at end of period                                    $    11,012      $    27,995
                                                                                   ======           ======

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for:
     Interest                                                                 $     6,945      $     7,906
                                                                                    =====            =====
     Income taxes                                                             $     1,107      $     1,679
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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2002 Annual Report on Form 10-K.

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

2.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                               September 30, 2003           December 31, 2002
                                                               ------------------           -----------------
                                                             Amortized        Fair        Amortized       Fair
                                                               Cost           Value         Cost          Value
                                                               ----           -----         ----          -----
                                                                                (In thousands)
    Held-to-maturity:
    Corporate debt                                         $   12,471        14,489    $   12,461         14,027
                                                               ------        ------        ------         ------
         Total held-to-maturity                            $   12,471        14,489    $   12,461         14,027
                                                               ======        ======        ======         ======

    Available-for-sale:
    U.S. Government and Agency obligations                 $  152,656       151,892    $  129,345        130,422
    Mortgage-backed securities:
       GNMA                                                    41,821        41,604        62,565         63,971
       FHLMC                                                    6,545         6,603        12,920         13,122
       FNMA                                                     3,244         3,302         9,879         10,015
    Corporate debt                                              2,011         2,131         2,013          2,060
                                                                -----         -----         -----          -----
        Total securities available-for-sale                $  206,277       205,532    $  216,722        219,590
                                                              =======       =======       =======        =======

3.       LOANS, NET

Loans, net, are summarized as follows:

                                                             September 30, 2003                December 31, 2002
                                                             ------------------                -----------------
                                                                            (Dollars in thousands)
    Commercial and industrial loans                        $    43,525    19.0 %             $    54,001   24.3 %
    Commercial real estate loans                               142,788    62.2                   130,275   58.7
    Automobile loans                                            39,122    17.1                    34,188   15.4
    Consumer loans                                               1,021      .4                     2,238    1.0
    Residential real estate loans held-for-sale                  2,871     1.3                     1,189     .6
                                                                 -----     ---                     -----     --
                                                               229,327   100.0                   221,891  100.0
    Less:
    Unearned income                                              3,243                             3,396
    Deferred fees, net                                             890                               764
    Allowance for loan losses                                    2,382                             2,346
                                                                 -----                             -----
                                                           $   222,812                       $   215,385
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


                                                                        For the Three Months         For the Nine Months
                                                                        Ended September 30,          Ended September 30,
                                                                        -------------------          -------------------
                                                                         2003        2002              2003      2002
                                                                         ----        ----              ----      ----
                                                                         (Dollars in thousands, except per share data)

       Net income as reported                                          $  794       $ 676          $  2,374   $ 2,193
       Deduct total stock-based employee compensation
                expense determined under fair-value-based
                method for all awards, net of tax                          53          33               241       124
                                                                           --          --               ---       ---
       Pro forma net income                                            $  741       $ 643          $  2,133   $ 2,069
                                                                          ===         ===             =====     =====

       Earnings per share:
       Basic                                   As Reported             $  .54       $ .47          $   1.62   $  1.52
                                               Pro forma                  .50         .44              1.45      1.43
       Diluted                                 As Reported                .51         .45              1.54      1.47
                                               Pro forma                  .48         .43              1.39      1.39

5.       RECENT DEVELOPMENTS

On August 27, 2003, the Board of Directors of the Company declared a quarterly dividend of ten cents per common share. The dividend was paid October 1, 2003, to shareholders of record as of September 19, 2003.

6.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business,  the Bank enters into  commitments to purchase
investment  securities.   At  September  30,  2003,  the  Bank  had  outstanding
commitments of $3 million to purchase investment securities.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within the scope of SFAS 150 as liabilities in most circumstances. Such financial instruments include shares that are mandatorily redeemable such as the $7,500,000 of guaranteed preferred beneficial interests in junior subordinated debentures. As of November 13, 2003, the implementation of several provisions of SFAS No. 150, including the classification of the $7,500,000 of guaranteed preferred beneficial interests in junior subordinated debentures has been postponed by FASB for an indefinite period.

In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments (collectively referred to as derivatives), including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003, and is to be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated balance sheets or consolidated statements of earnings.

In January 2003, FASB issued FASB Interpretation ("FIN") No.46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. The implementation of FIN 46 has not had an impact on the Company's consolidated balance sheets or consolidated statements of earnings.

In November 2002, FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FIN 34." This Interpretation clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provision of the Interpretation is effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation did not have a material impact on the Company's consolidated balance sheet or consolidated statement of earnings.

Item 2.  Management's  Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
         Results of Operations
         ---------------------
General

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

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate and commercial and industrial loans. Management believes that the Company's allowance for loan losses at September 30, 2003 is adequate to provide for estimated probable losses inherent in the portfolio.

Financial Condition

The Company's total assets were $474.1 million as of September 30, 2003, compared to $492.0 million at December 31, 2002. The decrease in total assets was primarily reflected in the decrease in cash and cash equivalents of $14.8 million from $25.8 million at December 31, 2002, to $11.0 million at September 30, 2003, primarily reflecting the decrease of seasonal municipal balances on deposit at September 30, 2003. In addition to the decrease in cash and cash equivalents, there was a $14.1 million, or 6.4% decline in the securities available-for-sale portfolio, as the proceeds of maturing short-term U.S. Government and agency obligations purchased in December, 2002, were used to pay a portion of maturing seasonal municipal deposits. Offsetting those decreases, loans, net of unearned income and deferred fees, increased $7.5 million, from $217.7 million at December 31, 2002, to $225.2 million at September 30, 2003, reflecting increases primarily in commercial real estate and automobile loans.

Total deposits decreased $45.9 million, or 11.5%, from $400.5 million at December 31, 2002 to $354.6 million at September 30, 2003, primarily reflecting a decrease in NOW and money market deposits. The decrease in NOW and money market deposits of $76.2 million, or 58.4%, from $130.6 million at December 31, 2002 to $54.4 million at September 30, 2003, is attributable to the withdrawal of seasonal municipal deposits. Time certificates in excess of $100,000 decreased $6.3 million, or 30.8%, from $20.5 million at December 31, 2002, to $14.2 million at September 30, 2003. Other time deposits decreased $10.8 million, or 11.1%, from $96.9 million at December 31, 2002, to $86.1 million at September 30, 2003. The effects of those declines were offset in part by a $25.7 million, or 34.8%, increase in savings deposits and a $21.8 million, or 27.7%, increase in demand deposits. There were $18.0 million of federal funds purchased at September 30, 2003. Other borrowings, which consist of Federal Home Loan Bank of New York advances, increased $10.0 million, or 18.2%, to $65.0 million at September 30, 2003.

Stockholders' equity increased $239,000, or 1.0%, to $25.8 million at September 30, 2003 compared to $25.6 million at December 31, 2002. The increase to stockholders equity included $2.4 million of net income for the nine months ending September 30, 2003, and a decrease in the accumulated other comprehensive income on securities available-for-sale of $2.3 million.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three and nine months ended September 30, 2003 and 2002, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-accrual loans although the amount of non-accrual loans is not material.


                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                -----------2003-----------             -----------2002-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                              -------    --------     ----           -------    --------    ----
Interest-earning assets:                                              (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits      $      6,613   $      15       .91 %    $     8,632   $      37     1.71 %
     Securities (1)                          202,043       2,071      4.10          161,492       2,068     5.12
     Loans, net (2)                          217,488       3,762      6.92          194,286       3,688     7.59
                                             -------       -----                    -------       -----
         Total interest-earning assets       426,144       5,848      5.49          364,410       5,793     6.36
Non-interest-earning assets                   33,677                                 32,418
                                              ------                                 ------
Total assets                            $    459,821                            $   396,828
                                             =======                                =======

Interest-bearing liabilities:
     Savings deposits                   $     96,123         272      1.13      $    70,118         341     1.95
     NOW and money market deposits            56,515          96       .68           39,789         123     1.24
     Certificates of deposit                 106,554         852      3.20          124,437       1,150     3.70
                                             -------         ---                    -------       -----
         Total interest-bearing deposits     259,192       1,220      1.88          234,344       1,614     2.75
     Borrowed funds                           69,713         746      4.28           55,000         665     4.84
                                              ------         ---                     ------         ---
         Total interest-bearing liabilities  328,905       1,966      2.39          289,344       2,279     3.15
Other non-interest bearing liabilities       105,558                                 83,312
                                             -------                                 ------
Total liabilities                            434,463                                372,656
Stockholders' equity                          25,358                                 24,172
                                              ------                                 ------
Total liabilities and
     stockholders' equity               $    459,821                            $   396,828
                                             =======                                =======


Net interest income/
     interest rate spread (3)                          $   3,882      3.10 %                  $   3,514     3.21 %
                                                           =====      ====                        =====     ====

Net interest margin (4)                                               3.64 %                                3.86 %
                                                                      ====                                  ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                    1.30x                                 1.26x
                                                                     =====                                 =====


(1) Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2) Amount excludes residential real estate loans held-for-sale and allowance for loan losses, and includes deferred loan fees and non-accrual loans.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.


                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                -----------2003-----------            -----------2002-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                              -------    --------     ----           -------    --------    ----
Interest-earning assets:                                              (Dollars in thousands)
     Federal funds sold and
         interest-earning deposits      $      8,249   $      65      1.05 %    $      7,524  $       95    1.68 %
     Securities (1)                          210,155       6,458      4.10           177,267       6,664    5.01
     Loans, net (2)                          215,966      11,355      7.01           188,521      10,710    7.57
                                             -------      ------                    --------      ------
         Total interest-earning assets       434,370      17,878      5.49           373,312      17,469    6.24
Non-interest-earning assets                   38,027                                  31,862
                                              ------                                  ------
Total assets                            $    472,397                            $    405,174
                                             =======                                 =======

Interest-bearing liabilities:
     Savings deposits                   $     89,109         849      1.27      $     58,921         742    1.68
     NOW and money market deposits            84,292         569       .90            61,764         536    1.16
     Certificates of deposit                 107,930       2,746      3.39           126,578       3,630    3.82
                                             -------       -----                     -------       -----
         Total interest-bearing deposits     281,331       4,164      1.97           247,263       4,908    2.65
     Borrowed funds                           67,601       2,144      4.23            56,757       1,999    4.70
                                              ------       -----                      ------       -----
         Total interest-bearing liabilities  348,932       6,308      2.41           304,020       6,907    3.03
Other non-interest bearing liabilities        97,732                                  78,213
                                              ------                                  ------
Total liabilities                            446,664                                 382,233
Stockholders' equity                          25,733                                  22,941
                                              ------                                  ------
Total liabilities and
     stockholders' equity               $    472,397                             $   405,174
                                             =======                                 =======


Net interest income/
     interest rate spread (3)                          $  11,570      3.08 %                  $   10,562    3.21 %
                                                          ======      ====                        ======    ====

Net interest margin (4)                                               3.55 %                                3.77 %
                                                                      ====                                  ====

Ratio of interest-earning assets to
     interest-bearing liabilities                                    1.24x                                  1.23x
                                                                     =====                                  =====


(1) Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2) Amount excludes residential real estate loans held-for-sale and allowance for loan losses, and includes deferred loan fees and non-accrual loans.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General

The Company reported net income of $794,000, or basic earnings per share of $.54 and diluted earnings per share of $.51 for the quarter ended September 30, 2003, compared to $676,000, or basic earnings per share of $.47 and diluted earnings per share of $.45 for the prior year period. The increase in net income was attributable primarily to a $428,000, or 12.4% increase in net interest income after provision for loan losses and an increase in other operating income of $290,000, or 34.3%. Offsetting those increases was a $513,000, or 15.7% increase in other operating expenses.

Interest Income

Interest income increased $55,000, or .9%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. That increase was attributable to the $61.7 million, or 16.9%, increase in the average balance of interest-earning assets from $364.4 million for the three months ended September 30, 2002, to $426.1 million for the three months ended September 30, 2003. That increase in the income from the increase in the average balance of interest earning assets was offset in part by a 87 basis point decrease in the average yield on interest-earning assets from 6.36% for the three months ended September 30, 2002, to 5.49% for the comparable 2003 period. The decrease in average yield on interest-earning assets was attributable to a 102 basis point decrease in yield on securities which declined from 5.12% for the three months ended September 30, 2002, to 4.10% for the three months ended September 30, 2003. The average yield on loans, net, decreased 67 basis points from 7.59% for the three months ended September 30, 2002, to 6.92% for the comparable 2003 period. Partially offsetting the decline in yield from period to period was a $40.5 million, or 25.1% increase in the average balance of securities from $161.5 million for three months ended September 30, 2002, to $202.0 million for the three months ended September 30, 2003. The average balance of loans, net, increased $23.2 million, or 11.9% from $194.3 million for the three months ended September 30, 2002, to $217.5 million for the comparable 2003 period.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $2.0 million, compared to $2.3 million for the three months ended September 30, 2002, a decrease of $313,000, or 13.7%. The decrease was attributable to a 76 basis point decrease in the average cost of interest-bearing liabilities from 3.15% for the three months ended September 30, 2002 to 2.39% for the three months ended September 30, 2003. The decrease in average cost was partially offset by a $39.6 million, or 13.7%, increase in the average balance of total interest-bearing liabilities from $289.3 million for the three months ended
September 30, 2002 to $328.9 million for the three months ended September 30, 2003. The increase in average interest-bearing liabilities, when compared to the prior year period, reflects increases of $24.8 million in the average balance of interest-bearing deposits and $14.7 million in the average balance of borrowed funds.

Interest expense on interest-bearing deposits decreased $394,000, or 24.4%, for the three months ended September 30, 2003, from $1.6 million for the corresponding 2002 period to $1.2 million for the current period. That decrease was primarily due to a 87 basis point decrease in the average rate paid on interest-bearing deposits from 2.75% for three months ended September 30, 2002 to 1.88% for the corresponding period in 2003. Offsetting, in part, the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $24.8 million for the three months ended September 30, 2003 from the corresponding period in 2002. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $26.0 million, or 37.1%, and in the average balances of NOW and money market deposits of $16.7 million, or 42.0% from period to period.

Interest expense on borrowed funds increased $81,000, or 12.2%, from $665,000 for the three months ended September 30, 2002, to $746,000 for the three months ended September 30, 2003. The increase was primarily due to the average balance of borrowed funds, which increased $14.7 million, or 26.8%, from $55.0 million for the three months ended September 30, 2002 to $69.7 million for the three months ended September 30, 2003. Offsetting in part the cost from the increase in the average balance was a 56 basis point decrease in the average cost of borrowed funds from 4.84% for the 2002 period, to 4.28% for the 2003 period.

Net Interest Income

Net interest income increased by $368,000, or 10.5%, from $3.5 million for the three months ended September 30, 2002, to $3.9 million for the three months ended September 30, 2003. The average cost of total interest-bearing liabilities for the period decreased 76 basis points from 3.15% in the 2002 period to 2.39% in the 2003 period. The average yield on total interest-earning assets for the period decreased 87 basis points from 6.36% in the 2002 period to 5.49% in the 2003 period. The net interest rate spread decreased 11 basis points, from 3.21% for the three months ended September 30, 2002, to 3.10% for the three months ended September 30, 2003.

Provision for Loan Losses

The Company made no provision for loan losses for the three months ended September 30, 2003, compared to a $60,000 provision for loan losses made for the three months ended September 30, 2002. The determination not to make a provision for loan losses for the three months ended September 30, 2003 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $2.4 million and $2.3 million at September 30, 2003 and December 31, 2002, respectively. The allowance for loan losses as a percentage of loans was 1.06% and 1.08% at September 30, 2003 and December 31, 2002, respectively.

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans, which are past-due more than 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan is fully collectable and a consistent record of performance has been demonstrated.

                                                              September 30, 2003       December 31, 2002
                                                              ------------------       -----------------
                                                                          (Dollars in thousands)
Non-accrual loans:
     Commercial and industrial loans                               $       84             $    307
                                                                           --                  ---
         Total non-accrual loans                                           84                  307
                                                                           --                  ---


Allowance for loan losses as a percentage
     of loans (1)                                                        1.06 %               1.08 %
Allowance for loan losses as a percentage
     of total non-accrual loans                                      2,835.71 %             764.17 %
Non-accrual loans as a percentage of loans (1)                            .04 %                .14 %

(1) Loans include loans, net, excluding the allowance for loan losses.

Other Operating Income

Other operating income increased $290,000, or 34.3%, to $1.1 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. That increase was made up primarily from service charges on deposit accounts, which increased $105,000, or 23.6%, reflecting overall growth in the depositor base, and the introduction of new electronic banking services. In addition, the Company realized a gain on the sale of securities of $158,000 for the three months ended September 30, 2003. There was no comparable gain on sale in the three months ended September 30, 2002.

Other Operating Expenses

Other operating expenses increased $513,000, or 15.7%, from $3.3 million for the three months ended September 30, 2002, to $3.8 million for the three months ended September 30, 2003. The increase over the prior period resulted primarily from increases in salaries and employee benefits, premises and equipment expense, and other expense attributable to the Bank's branch expansion.

Income Taxes

Income taxes increased $87,000, or 24.6%, from $353,000 for the three months ended September 30, 2002, to $440,000 for the three months ended September 30, 2003, as a result of an increase in income before income taxes. The effective tax rates for the three months ended September 30, 2003 and those ended September 30, 2002 were 35.7% and 34.3%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

General

The Company reported net income of $2.4 million, or basic earnings per share of $1.62 and diluted earnings per share of $1.54 for the nine months ended September 30, 2003, compared to $2.2 million, or basic earnings per share of $1.52 and diluted earnings per share of $1.47, for the prior year period. The increase in net income was attributable primarily to a $1.2 million, or 11.2% increase in net interest income after provision for loan losses and an increase in other operating income of $713,000, or 29.3%. Offsetting those increases, in part, was a $1.5 million, or 16.1% increase in other operating expenses.

Interest Income

Interest income increased $409,000, or 2.3%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. This increase was attributable to the increase in the average balance of interest-earning assets of $61.1 million, or 16.4%, from $373.3 million for the nine months ended September 30, 2002, to $434.4 million for the nine months ended September 30, 2003. The increase in the average balance of interest earning assets was offset in part by a 75 basis point decrease in the average yield on interest-earning assets from 6.24% for the nine months ended September 30, 2002, to 5.49% for the comparable 2003 period. The decrease in average yield on interest-earning assets was attributable to a 91 basis point decrease in yield on securities which declined from 5.01% for the nine months ended September 30, 2002, to 4.10% for the nine months ended September 30, 2003, and the decrease of 56 basis points in the average yield on loans, net, from 7.57% for the nine months ended September 30, 2002, to 7.01% for the comparable 2003 period. Partially offsetting the decline in yield from period to period was a $32.9 million, or 18.6% increase in the average balance of securities from $177.3 million for the nine months ended September 30, 2002, to $210.2 million for the nine months ended September 30, 2003. The average balance of loans, net, increased $27.5 million, or 14.6% from $188.5 million for the nine months ended September 30, 2002, to $216.0 million for the current nine-month period.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $6.3 million, compared to $6.9 million for the nine months ended September 30, 2002, a decrease of $599,000, or 8.7%. The decrease was attributable to a 62 basis point decrease in the average cost of interest-bearing liabilities from 3.03% for the nine months ended September 30, 2002 to 2.41% for the nine months ended September 30, 2003. The decrease in average cost was partially offset by the cost of a $44.9 million, or 14.8%, increase in the average balance of total interest-bearing liabilities from $304.0 million for the nine months ended September 30, 2002 to $348.9 million for the nine months ended September 30, 2003. The increase in average interest-bearing liabilities reflects increases of $34.1 million in the average balance of interest-bearing deposits and $10.8 million in the average balance of borrowed funds when compared to the prior year period.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2003 decreased $744,000, or 15.2%, to $4.2 million from $4.9 million for the corresponding 2002 period. That decrease was primarily due to a 68 basis point decrease in the average rate paid on interest-bearing deposits from 2.65% for nine months ended September 30, 2002 to 1.97% for the corresponding period in 2003. Offsetting the decrease in the average rate paid was the cost from an increase in the average balance of interest-bearing deposits of $34.1 million for the nine months ended September 30, 2003 from the corresponding period in 2002. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $30.2 million, or 51.2%, and in the average balances of NOW and money market deposits of $22.5 million, or 36.5% from period to period.

Interest expense on borrowed funds increased $145,000, or 7.3%, from $2.0 million for the nine months ended September 30, 2002, to $2.1 million for the nine months ended September 30, 2003. The increase was primarily due to the average balance of borrowed funds, which increased $10.8 million, or 19.1%, from $56.8 million for the nine months ended September 30, 2002 to $67.6 million for the nine months ended September 30, 2003. Offsetting the cost from the increase in the average balance was a 47 basis point decrease in the average cost of borrowed funds from 4.70% for the 2002 period, to 4.23% for the 2003 period.

Net Interest Income

Net interest income increased by $1.0 million, or 9.5%, from $10.6 million for the nine months ended September 30, 2002, to $11.6 million for the nine months ended September 30, 2003. The average cost of total interest-bearing liabilities for the period decreased 62 basis points from 3.03% in the 2002 period to 2.41% in the 2003 period. The average yield on total interest-earning assets for the period decreased 75 basis points from 6.24% in the 2002 period to 5.49% in the 2003 period. The net interest rate spread decreased 13 basis points, from 3.21% for the nine months ended September 30, 2002, to 3.08% for the nine months ended September 30, 2003.

Provision for Loan Losses

The Company made a $60,000 provision for loan losses for the nine months ended September 30, 2003, compared to a $210,000 provision for loan losses for the nine months ended September 30, 2002. The provision for loan losses is based on analysis of the loan portfolio and reflects an amount, which in management's judgment is adequate to provide for probable loan losses in the existing portfolio.

Other Operating Income

Other operating income increased $713,000, or 29.3%, to $3.1 million for the nine months ended September 30, 2003. The Company realized gains on the sale of securities of $400,000 for the nine months ended September 30, 2003. There had been no comparable gain in the year earlier period. In addition, service charges on deposit accounts increased $243,000, or 18.9%, reflecting overall growth in the depositor base, and the introduction of new electronic banking services.

Other Operating Expenses

Other operating expenses increased $1.5 million, or 16.1%, from $9.4 million for the nine months ended September 30, 2002, to $10.9 million for the nine months ended September 30, 2003. The increase resulted primarily from increases in salaries and employee benefits, premises and equipment expense, and other expense for the nine months ended September 30, 2003 attributable to the Bank's branch expansion.

Income Taxes

Income taxes increased $172,000, or 15.0%, from $1.1 million for the nine months ended September 30, 2002, to $1.3 million for the nine months ended September 30, 2003, as a result of the increase in income before income taxes. The effective tax rates for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002 were 35.7% and 34.4%, respectively.


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

The Company's liquid assets consist of cash and due from banks, federal funds sold, interest-earning deposits with other financial institutions and securities classified as available-for-sale, less securities pledged as collateral. The Company has established a minimum liquidity level, average liquid assets to average assets, at 10%. Average balances are derived from average daily balances. During the nine months ended September 30, 2003, the Company's average minimum liquidity level was 22.9%.

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and sales of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $7.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York (FHLB) equal to 10.6% of the Company's assets at September 30, 2003, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including reverse repurchase agreements.

At September 30, 2003, the Company's borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed, callable U.S. agency securities, and certain qualifying commercial real estate loans.

At September 30, 2003, convertible and medium term advances outstanding were as follows:

                                                                               Call                Contractual
                                        Amount              Rate               Date                 Maturity
                                        ------              ----               ----                 --------
    Convertible advance          $     14,000,000           5.49  %          11/19/2003             2/19/2008
    Convertible advance                15,000,000           4.59             10/21/2003             1/21/2009
    Convertible advance                14,000,000           4.97              1/20/2004             1/19/2011
    Convertible advance                 3,000,000           4.11             12/11/2005            12/12/2011
    Convertible advance                10,000,000           2.64              5/28/2008             5/28/2013
    Medium term advance                 4,000,000           3.31             12/11/2003            12/11/2003
    Medium term advance                 5,000,000           3.99             12/13/2004            12/13/2004
                                        ---------
                  Total          $     65,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During each of the nine months ended September 30, 2003, and 2002, the Company's purchases of securities that were classified available-for-sale totaled $565.1 million and $644.8 million, respectively. Loan originations, net of principal repayments on loans, totaled $5.9 million and $20.7 million for the nine months ended September 30, 2003, and 2002, respectively. Borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the FDIC, the Bank's primary federal regulator that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 2003, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 6.21%, 9.88%, and 10.70%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2003, the Board of Directors, suspended the current stock repurchase program that had enabled the Company to repurchase 75,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement in May, 2001. In determining the extent and timing of stock repurchase programs, the Company considers, in addition to capital adequacy, the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market System. At September 30, 2003, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

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

At September 30, 2003, 74.3% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.8 years. At that date, $53.0 million, or 23.8%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average maturity of 1.9 years. At September 30, 2003, the Company had $59.2 million of certificates of deposit with maturities of one year or less and $14.2 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 21.8% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At September 30, 2003, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                  $ Change          % Change
           ---------------             --------      --------                  ---------         --------
                                                                     (Dollars in thousands)

                200                 $   (134)            (.77) %               $ (6,131)            (22.90) %
                100                      291             1.68                    (3,053)            (14.48)
              Static                      --              --                         --                 --
               (100)                    (944)           (5.46)                       50                .17
               (200)                  (2,450)          (14.17)                      714               2.47


Item 4.  Controls and Procedures
-------  -----------------------

     1. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of Section 240.13a-15 or Section 240.15d-15 of this chapter, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

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
         a.    Exhibits
               --------

               11.0 Statement Re: Computation of Per Share Earnings

               31.1 Certification of Chief Executive Officer pursuant to Section
                    302 of Sarbanes- Oxley Act of 2002

               31.2 Certification of Chief Financial Officer pursuant to Section
                    302 of Sarbanes- Oxley Act of 2002

               32.1 Certification of Chief Executive Officer pursuant to Section
                    906 of Sarbanes- Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to Section
                    906 of Sarbanes- Oxley Act of 2002

         b.    Reports on Form 8-K
               -------------------
               On July 16, 2003 the Company filed a Form 8-K to disclose that the Company has issued a press release to announce the Company's second quarter earnings and payment of a dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                 LONG ISLAND FINANCIAL CORP.
                                 (Registrant)


Date:    November 14, 2003       By: /s/ Douglas C. Manditch
                                     -----------------------
                                         Douglas C. Manditch
                                         President and Chief Executive Officer


Date:    November 14, 2003       By: /s/ Thomas Buonaiuto
                                     --------------------
                                         Thomas Buonaiuto
                                         Vice President and Treasurer