Form 10-K
period 2003-12-31
LONG ISLAND FINANCIAL CORP
filed 2004-03-12
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)        Annual Report Pursuant to Section 13 or 15(d) of
     [X]               the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003
                                         OR
     [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                         Commission file Number 0-29826

                           LONG ISLAND FINANCIAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    11-3453684
         --------                                    ----------
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

         One Suffolk Square
         ------------------
   1601 Veterans Memorial Highway
   ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter, was $29,128,702.

The number of shares outstanding of the registrant's common stock was 1,500,130 as of March 1, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1. Portions of the 2003 Annual Report to Stockholders for fiscal year 2003 are incorporated herein by reference - Parts II and IV.
2. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004 are incorporated herein by reference - Part III.


                                                     LONG ISLAND FINANCIAL CORP.
                                                           2003 FORM 10-K
                                                          TABLE OF CONTENTS
                                                                                                           Page
PART I                                                                                                    Number
------                                                                                                    ------

Item 1.    Business                                                                                           2
Item 2.    Properties                                                                                        15
Item 3.    Legal Proceedings                                                                                 15
Item 4.    Submission of Matters to a Vote of Security Holders                                               15


PART II
-------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                             15
Item 6.    Selected Financial Data                                                                           15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                        16
Item 8.    Financial Statements and Supplementary Data                                                       16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              16
Item 9A    Controls and Procedures                                                                           16


PART III
--------

Item 10.   Directors and Executive Officers of the Registrant                                                16
Item 11.   Executive Compensation                                                                            17
Item 12.   Security Ownership of Certain Beneficial Owners and Management And                                17
           Related Stockholder Matters                                                                       17
Item 13.   Certain Relationships and Related Transactions                                                    17
Item 14.   Principal Accounting Fees and Services                                                            17


PART IV
-------

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   17


SIGNATURES                                                                                                   19

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

In November 2000, the Company elected to become a financial holding company as provided for in the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act. That Act repealed provisions of the Glass-Steagall Act and permits a financial holding company to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio activities. The Act also provides for the approval for a financial holding company to conduct other activities determined to be financial in nature or incidental to or complementary to such financial activities. The Company, in addition to its commercial banking subsidiary, utilizes two subsidiaries which offer private banking and insurance services to clients of the Company.

General

The primary business of the Company is the operation of its wholly owned subsidiary, the Bank. The Bank is a New York state-chartered commercial bank, which began operations in January 1990, and is engaged in commercial and consumer banking in Islandia, New York, and the surrounding communities in Suffolk and Nassau counties and in Kings County. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers. The Bank's executive management has substantial banking experience, and executive management and the Board of Directors of the Bank have extensive commercial and personal ties to the communities in Suffolk and Nassau counties and in Kings County.

The Bank conducts a full service commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its branch network and using those deposits to originate a variety of commercial, consumer and real estate loans. During periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards is less than the amount of funds available for investment, the Bank invests excess funds in federal funds, mortgage-backed securities, corporate debt, equity securities, securities issued by the U.S. Government and agencies thereof, and municipal obligations. The Bank's revenues are derived principally from interest income on its loan and securities portfolios. The Bank's principal expenses are interest paid on deposits, interest paid on borrowed funds and other operating expenses. Funding sources, other than deposits, include: secured and unsecured borrowings, available lines of credit, sales of securities under agreements to repurchase, and cash flows from lending and investing activities.

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


Market Area and Competition

The Company's primary customer base is established, small-to medium-sized businesses, professionals, and high net worth individuals and consumers. The Company believes that emphasizing personal attention and responsiveness to the needs of its customers, including providing state of the art electronic banking services and expanded service hours, contributes to the Company's competitiveness as a financial services provider.

The Bank faces extensive competition in originating loans and in attracting deposits. Competition among financial institutions is generally based upon interest rates offered on deposit accounts, interest rates charged on loans, fees assessed for services performed, the quality and scope of the services rendered, and the convenience of banking facilities.

A significant number of financial service entities operate within the Company's market area. In one or more aspects of its business, the Company competes directly with other commercial banks, savings and mortgage banking companies, mortgage brokers, and other providers of financial services. Some of these entities are significantly larger than the Bank and have substantially greater resources and lending limits, and may offer certain services the Bank does not provide. In addition, many non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks.

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

Loan Approval and Underwriting - In general, the Bank utilizes a committee process to approve its loans. The President and Chief Lending Officer are authorized to approve unsecured loans up to $250,000 and commercial real estate loans up to $400,000. All other loans are brought before the Loan Committee. The Loan Committee meets one day each month, however, additional meetings are held as the need arises. The Board of Directors receives a monthly report summarizing the loan portfolio activity, and actions taken by the Loan Committee.

It is the policy of the Bank that all loans satisfy basic lending criteria with respect to the applicant, including any guarantor, the ability to repay the loan within the contemplated term, the applicant's character and financial strength, the adequacy of any required security and compliance with the Bank's lending policy.

Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:

                                                                     At December 31,
                                                ---------------------------------------------------------
                                                2003         2002          2001         2000         1999
                                                ---------------------------------------------------------

                                                                       (In thousands)
Loans held-for-sale:

   Residential real estate loans            $   2,360    $   1,189     $   1,472    $     711    $   1,019
                                            ---------    ---------     ---------    ---------    ---------

Loans, net:

   Commercial and industrial loans          $  42,723    $  54,001     $  43,972    $  39,140    $  34,057
   Commercial real estate loans               145,084      130,275       116,646       93,875       84,133
   Automobile loans                            41,158       34,188        18,300        2,693        1,463
   Consumer loans                               1,381        2,238         1,312        1,313        1,250
                                                -----        -----         -----        -----        -----
      Total loans                             230,346      220,702       180,230      137,021      120,903
   Less:
      Unearned income                           3,328        3,396         2,258          395           42
      Deferred fees, net                          890          764           647          612          569
                                                  ---          ---           ---          ---          ---
   Total loans, net of unearned income and
          deferred fees                       226,128      216,542       177,325      136,014      120,292
   Allowance for loan losses                   (2,290)      (2,346)       (2,028)      (1,872)      (1,475)
                                               ------       ------        ------       ------       ------
   Total loans, net                         $ 223,838    $ 214,196     $ 175,297    $ 134,142    $ 118,817
                                            ---------    ---------     ---------    ---------    ---------

Commercial and Industrial Loans - The Bank offers a variety of commercial loan services including term loans, construction loans, demand loans, revolving credit loans, and loans guaranteed in part by the Small Business Administration. A broad range of commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion, and for the purchase of machinery and equipment. The purpose of a particular loan generally determines its structure.

Commercial loans are typically underwritten on the basis of the borrower's repayment capacity from cash flow and are generally collateralized by business assets such as, but not limited to, inventory, equipment and accounts receivable. As a result, the availability of funds for the payment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, may not be apt subjects for appraisal and may fluctuate in value based upon the success of the business. Revolving credit lines are primarily collateralized by short-term assets, while term loans are primarily collateralized by long-term or fixed assets. Personal guarantees are normally required for commercial loans. At December 31, 2003, commercial and industrial loans represented 18.5% of total loans.

Commercial Real Estate Loans - The Bank originates commercial real estate loans to businesses to finance the acquisition and holding of commercial real estate. The security for the Bank's commercial real estate loans is generally located in the Bank's primary market area and is underwritten on the basis of the value of the underlying real property. Loans secured by commercial real estate generally involve a greater degree of risk than residential real estate loans. Primary risks associated with commercial real estate lending include the borrower's inability to pay the debt due to unsuccessful operation or management of the property and adverse conditions in the real estate market or economy. At December 31, 2003, commercial real estate loans represented 63.0% of total loans.

Automobile Loans - The Bank maintains a program of making non-recourse loans to a local automobile leasing company, receiving an assignment of each individual lease and a collateral interest in each automobile. The program was designed to diversify the loan portfolio. At December 31, 2003 automobile loans represented 17.9% of total loans.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The  following   table  shows  the   approximate   contractual   maturities  and
sensitivities to changes in interest rates of certain loans, exclusive of non-accrual loans, as of December 31, 2003.

                                     Commercial
                                         and       Commercial                              Residential
                                     Industrial    Real Estate   Automobile   Consumer     Real Estate     Total
                                        Loans         Loans         Loans       Loans         Loans        Loans
                                        -----         -----         -----       -----         -----        -----
                                                                     (In thousands)
Maturities:
Due within one year                   $  25,752     $    1,305    $  12,706   $     60     $  2,360     $   42,183

Due after one but within five years      14,540          2,880       28,404        831            -         46,655
Due after five but within ten years       2,431        125,499           48        490            -        128,468
Due after ten years                           -         15,400            -          -            -         15,400
                                             --         ------           --         --           --         ------
Total Due after December 31, 2004        16,971        143,779       28,452      1,321            -        190,523
                                         ------        -------       ------      -----           --        -------

Total amount due                      $  42,723     $  145,084    $  41,158   $  1,381     $  2,360     $  232,706
                                      ---------     ----------    ---------   --------     --------     ----------

Rate sensitivity:
Amounts with Fixed Interest Rates     $   3,978     $   88,727    $  28,452   $  1,277     $      -     $  122,434
Amounts with Adjustable Interest Rates   12,993         55,052            -         44            -         68,089
                                         ------         ------           --         --           --         ------
Total Due after December 31, 2004     $  16,971     $  143,779    $  28,452   $  1,321     $      -     $  190,523
                                      ---------     ----------    ---------   --------     --------     ----------


Allowance for Loan Losses

The allowance for loan losses is based on management's on-going evaluation of the risks inherent in its loan portfolio, the national and regional economies, and the real estate market in the Bank's primary lending area. The allowance is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

While, based on information currently available, management believes that the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. No assurance can be given that future adjustments to the allowance will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans as deemed necessary. In addition, the Federal Deposit
Insurance Corporation (FDIC) and New York State Banking Department (NYSBD) periodically review the Bank's allowance for loan losses as an integral part of their examination process. Either the FDIC or the NYSBD may require the Bank to make additional provisions for loan losses based upon judgments that may differ from those of management thereby negatively impacting the Bank's financial condition and results of operations.


The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:

                                                             For the years ended December 31,
                                          ---------------------------------------------------------------------
                                          2003             2002            2001             2000           1999
                                          ---------------------------------------------------------------------
                                                                  (Dollars in thousands)

Balance at beginning of year            $  2,346       $  2,028         $  1,872        $  1,475        $  1,071
 Provision for loan losses                    60            270              150             150             600
 Charge-offs:
   Commercial and industrial loans          (109)           (20)               -            (187)            (80)
   Automobile loans                            -              -                -             (54)            (66)
   Consumer loans                            (32)           (19)             (19)            (99)            (81)
                                             ---            ---              ---             ---             ---
    Total charge-offs                       (141)           (39)             (19)           (340)           (227)
 Recoveries:
   Commercial and industrial loans            20             75               13             547              26
   Automobile loans                            -              -                6              13               4
   Consumer loans                              5             12                6              27               1
                                               -             --                -              --               -
       Total recoveries                       25             87               25             587              31
                                              --             --               --             ---              --
Net recoveries (charge-offs)                (116)            48                6             247            (196)
                                            ----             --                -             ---            ----
Balance at end of year                  $  2,290       $  2,346         $  2,028        $  1,872        $  1,475
                                        --------       --------         --------        --------        --------
Ratio of net charge-offs/average
    net loans                                .05 %            - %              - %             - %           .19 %
                                             ---             --               --              --             ---


The following table sets forth the allocation of the Bank's allowance for loan losses at the dates indicated:
                                                              At December 31,
                      ---------------------------------------------------------------------------------------------
                           2003              2002                2001                2000               1999
                      ---------------------------------------------------------------------------------------------
                              Percent             Percent             Percent             Percent           Percent
                             of Loans            of Loans            of Loans            of Loans          of Loans
                              in Each             in Each             in Each             in Each           in Each
                             Category            Category            Category            Category          Category
                             to Total            to Total            to Total            to Total          to Total
                      Amount   Loans    Amount     Loans    Amount     Loans    Amount     Loans   Amount    Loans
                      ---------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Loans held for sale:
Residential real
    estate loans     $     -  100.0%    $    -    100.0%    $     -   100.0%    $     -   100.0%    $   -    100.0%

Loans, net:
Commercial and
    industrial loans $   514   18.5%    $   684    24.5%    $   651    24.4%    $   723    28.6%    $  610    28.2%
Commercial real
    estate loans         960   63.0       1,317    59.0       1,166    64.7         939    68.5        631    69.6
Automobile loans         755   17.9         307    15.5         160    10.2          27     2.0         13     1.2
Consumer loans            14    0.6          22     1.0          18      .7          26      .9         61     1.0
Unallocated               47      -          16       -          33       -         157       -        160       -
                          --     --          --      --          --      --         ---      --        ---      --
Total allowance for
   loan losses       $ 2,290  100.0%    $ 2,346   100.0%    $ 2,028   100.0%    $ 1,872   100.0%    $ 1,475  100.0%
                     -------            -------             -------             -------             -------

The Company, as deemed necessary, reviews the methodology underlying the adequacy of the allowance for loan loss calculation and adjusts the allocation of the allowance based upon past experience and known or inherent risks identified in the portfolio. Those known or inherent risks take into account, but are not limited to, the current financial condition of the borrower, impairment of any collateral value, and any adverse trends occurring in the marketplace the Company operates in that may have an effect on the portfolio.

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

                                                                            At December 31,
                                                  ------------------------------------------------------------------
                                                  2003           2002           2001            2000            1999
                                                  ------------------------------------------------------------------
                                                                        (Dollars in thousands)
Non-accrual loans:
 Commercial and industrial loans               $      -       $     307      $    153        $    384       $      42
 Automobile loans                                     -               -             -               -              32
 Consumer loans                                       -               -            25              32             105
                                                     --              --            --              --             ---
Total non-accrual loans                               0             307           178             416             179

Loans contractually past due 90 days or
more, other than non-accruing (2)                     -               -             -               -               -
                                                     --              --            --              --              --

Total non-performing loans                     $      0       $     307      $    178        $    416       $     179
                                               --------       ---------      --------        --------       ---------

Allowance for loan losses as a
     percent of total loans (1)                    1.01%           1.08%         1.14%           1.38%           1.22%
Allowance for loan losses as a
     percent of total non-performing loans         0.00%         764.17%     1,139.33%         450.00%         824.02%
Non-performing loans as a percent
     of total loans (1)                            0.00%            .14%          .10%            .31%            .15%

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

At December 31, 2003, the Company had $232.5 million in investment securities consisting of U.S. Government and Agency obligations, mortgage-backed securities, corporate debt and equity securities. The accounting treatment of the securities of the Company is addressed in Note 1 of the Notes to the Consolidated Financial Statements in the 2003 Annual Report to Stockholders.

U.S. Government and Agency Obligations. At December 31, 2003, the Bank's U.S. Government and Agency obligations totaled $175.2 million, all of which were classified as available-for-sale. Included in that total are $171.0 million of callable securities and structured notes, which generally possess higher yields than securities with similar contractual terms to maturity but without these features. These securities range in final maturity from 2.5 to 15 years. At various times during the year, a substantial portion of this portfolio can be used as collateral for seasonal municipal deposits and other borrowings.

Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (a) generate positive interest spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of the Bank. At December 31, 2003, mortgage-backed securities totaled $39.6 million, or 7.6% of total assets, all of which were classified as available-for-sale. At December 31, 2003, 15.5% of the mortgage-backed securities carried adjustable rates and 84.5% were fixed rate. The mortgage-backed securities had coupon rates ranging from 3.13% to 7.50% and had a weighted average yield of 4.45%.

Municipal Obligations - At December 31, 2003, the Bank had no municipal obligations in its investment portfolio. The Bank generally considers investment in municipal obligations when the taxable equivalent yields are greater than that of other securities with comparable maturities. All of the municipal bonds purchased by the Bank are required to be rated "A" or better by at least one national rating agency.

Corporate Debt - The Bank's investment policy was amended in 2000 to include the purchase of capital notes/trust preferred securities issued primarily by financial institutions up to a limit of $15 million dollars. Those securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. To be purchased by the Bank, such higher yielding securities must be rated investment grade by at least one of the national rating agencies. At December 31, 2003, the Company held $14.5 million of corporate debt securities at an average yield of 8.69%

Equity Securities - At December 31, 2003, the Bank held equity securities valued at $3.1 million. Those equity securities represented the Bank's investment in Federal Home Loan Bank of New York (FHLB) stock. In order to borrow from the FHLB, the Bank is required to purchase shares of FHLB non-marketable equity securities at par. For the year ended December 31, 2003, the dividend yield on the FHLB stock was 2.86%.

The  following  table sets forth  information  regarding  the  amortized  cost (book value) and fair value of the Bank's  securities portfolio at the dates indicated:
                                                                   At December 31,
                                       ----------------------------------------------------------------------
                                                2003                     2002                     2001
                                       ----------------------------------------------------------------------
                                       Amortized     Fair       Amortized    Fair       Amortized     Fair
 (In thousands)                          Cost        Value        Cost       Value        Cost        Value
                                       ----------------------------------------------------------------------
Held-to-maturity:
Corporate debt                           12,474      14,438       12,461     14,027       12,457      12,937
                                         ------      ------       ------     ------       ------      ------
Total securities
     held-to-maturity                 $  12,474   $  14,438    $  12,461   $ 14,027    $  12,457   $  12,937
                                      ---------   ---------    ---------   --------    ---------   ---------

Available-for-sale:
U.S. Government and
     Agency obligations               $ 176,141   $ 175,194    $ 129,345   $130,422    $  89,930   $  89,732
Mortgage-backed securities:
     GNMA                                33,669      33,283       62,565     63,971       85,171      85,021
     FHLMC                                3,743       3,757        9,879     10,015        4,402       4,304
     FNMA                                 2,547       2,595       12,920     13,122       20,803      20,918
Corporate debt                            2,010       2,138        2,013      2,060        2,017       1,992
                                          -----       -----        -----      -----        -----       -----
Total securities available-for-sale   $ 218,110   $ 216,967    $ 216,722   $219,590    $ 202,323   $ 201,967
                                      ---------   ---------    ---------   --------    ---------   ---------

The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual  maturities of the Bank's securities portfolio as of December 31, 2003.
                        --------------------------------------------------------------------------------------------------------
                                              More Than One        More Than Five            More
                          One Year or Less  Year to Five Years   Years to Ten Years      Than Ten Years             Total
                        --------------------------------------------------------------------------------------------------------
                                   Weighted            Weighted             Weighted               Weighted     Total   Weighted
                        Amortized   Average Amortized   Average  Amortized   Average    Amortized   Average   Amortized  Average
                          Cost       Yield    Cost       Yield     Cost       Yield       Cost       Yield      Cost      Yield
                        --------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Available-for-sale:
-------------------
Debt securities:
US Government and
  Agency obligations     $     -       - %   $ 91,422    3.42 %  $ 59,845     3.96 %    $ 24,874     3.47 %  $ 176,141    3.61 %
Mortgage-backed securities:
  GNMA                         -       -            -       -           -        -        33,669     4.49 %     33,669    4.49 %
  FHLMC                        -       -            -       -           -        -         3,743     3.97 %      3,743    3.97 %
  FNMA                         -       -            -       -           -        -         2,547     4.61 %      2,547    4.61 %
Corporate debt                 -       -        1,000    7.50           -        -         1,010     4.18 %      2,010    5.83 %
                              --                -----                  --                  -----                 -----
Total securities,
   available-for-sale    $     -       - %   $ 92,422    3.47 %  $ 59,845     3.96 %    $ 65,843     4.08 %  $ 218,110    3.79 %
                         -------             --------            --------               --------             ---------


Held-to-maturity:
-----------------
Corporate debt           $     -       - %   $      -       - %  $  4,511     8.82 %    $  7,963     9.33 %  $  12,474    9.15 %
                         -------              -------            --------               --------             ---------
Total securities,
   held-to-maturity      $     -       - %   $      -       - %  $  4,511     8.82 %    $  7,963     9.33 %  $  12,474    9.15 %
                         -------              -------            --------               --------             ---------

Equity:
-------
FHLB stock, at cost      $ 3,050    2.86 %   $      -       - %  $      -        - %    $      -        - %  $   3,050    2.86 %
                         -------             --------            --------               --------             ---------
Total equity securities  $ 3,050    2.86 %   $      -       - %  $      -        - %    $      -        - %  $   3.050    2.86 %
                         -------             --------            --------               --------             ---------


Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts of the Bank consist of checking, savings, NOW accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at competitive rates and also offers Individual Retirement Accounts and other qualified plan accounts. The Bank solicits deposit accounts from small businesses, professional firms, households, and government institutions located throughout its market area. The Bank does not use brokers to obtain deposits. All deposit accounts are insured under the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum limits permitted by law.

The following table shows the  distribution of the Bank's average  deposit  accounts in each category of deposits  presented for the periods indicated:

                                                                    For the years ended December 31,
                                                 ----------------------------------------------------------------------
                                                         2003                     2002                   2001
                                                 ----------------------------------------------------------------------
                                                 Average      Average      Average     Average      Average    Average
                                                 Balance     Rate Paid     Balance    Rate Paid     Balance   Rate Paid
                                                 ----------------------------------------------------------------------
                                                                        (dollars in thousands)

   Non-interest bearing accounts              $   90,793          -%    $   70,198         -%     $  51,487        -%
   Savings accounts                               92,565       1.23         63,231      1.64         39,221     2.67
   NOW and money market deposits                  77,500        .87         58,448      1.13         49,431     1.88
   Certificates issued in excess of $100,000      14,830       2.25         30,572      2.29         40,442     4.58
   Other time deposits                            90,978       3.49         94,557      4.24         88,804     5.82
                                                  ------                    ------                   ------
   Total average deposits                     $  366,666                $  317,006                $  269,385
                                              ==========                ==========                ==========


At December  31, 2003,  the Bank had  outstanding  approximately  $13.3  million in  certificates  of deposit  accounts in excess of
$100,000, maturing as follows:

                                                                 (In thousands)
                                 ----------------------------------------------
                                 3 months or less                    $  5,024
                                 Over three through six months          2,147
                                 Over six through 12 months             3,606
                                 Over 12 months                         2,495
                                      --                                -----
                                 Total                               $ 13,272


Borrowings

The Bank utilizes borrowings to leverage the capital of the Bank and provide liquidity when necessary. At December 31, 2003, borrowed funds primarily consisted of $61 million of advances from the FHLB secured by various callable U.S. agency securities, mortgage-backed securities and certain qualifying commercial real estate loans. At certain times, the Bank will use sales of securities sold under agreements to repurchase as a lower cost alternative to its FHLB advances and other sources of funds. There were no securities sold under agreements to repurchase at December 31, 2003. At December 31, 2003, the Bank had available a 12-month commitment for overnight and one month lines of credit with the FHLB totaling $50.2 million dollars. Both lines of credit are priced at a spread above the federal funds rate and reprice daily. At December 31, 2003, there was no overnight line of credit balance. In addition, the Bank has available $7.5 million in lines of credit with unaffiliated institutions, which enable it to borrow funds on an unsecured basis, on which no balance was outstanding at December 31, 2003.

The following table sets forth certain information regarding the Bank's borrowed funds for the years indicated:

                                                                      For the years ended December 31,
                                                                --------------------------------------------
                                                                    2003            2002            2001
                                                                --------------------------------------------

                                                                          (Dollars in thousands)
FHLB Advances:
Maximum amount outstanding at any month-end
  during the year                                               $  65,000        $  55,000        $  55,000
Average balance outstanding                                        60,742           55,000           43,000
Balance outstanding at end of year                                 61,000           55,000           55,000
Weighted average interest rate during the year                       4.60%            4.80%            5.06%
Weighted average interest rate at the end of the year                4.54%            4.80%            4.80%

Repurchase Agreements:
Maximum amount outstanding at any month-end
  during the year                                               $       -        $       -        $       -
Average balance outstanding                                           178                -              555
Balance outstanding at end of year                                      -                -                -
Weighted average interest rate during the year                       1.07%               -%            4.93%
Weighted average interest rate at the end of the year                  - %               -%               -%

Federal Funds Purchased:
Maximum amount outstanding at any month-end
  during the year                                               $  25,000        $  12,800        $   4,500
Average balance outstanding                                        12,002            2,214              695
Balance outstanding at end of year                                      -                -            4,500
Weighted average interest rate during the year                       1.21%            1.69%            4.88%
Weighted average interest rate at the end of the year                   -%               -%            1.75%


Subsidiary Activities

The Company has three wholly-owned subsidiaries as follows:

Long Island Financial Client Services Corp. Long Island Financial Client Services Corp. was formed for the purpose of providing Private Banking Services to clients of the Company. Private Banking Services provided include, but are not limited to, professional money management, investment planning, life insurance, business insurance, charitable planning, estate planning, business valuation services, business succession planning, and pension design and administration. The operations of Long Island Financial Client Services Corp. were not material to the operating results of the Company for the year ended December 31, 2003.

Long Island Commercial Services Corp. Long Island Commercial Services Corp. was formed for the purpose of providing insurance services to clients of the Company. Insurance services provided include, but are not limited to, group health insurance, group dental plans, business insurance, life insurance, home, auto, boat insurance, and long term care planning. The operations of Long Island Commercial Services Corp. were not material to the operating results of the Company for the year ended December 31, 2003.

Long Island Commercial Bank. The Bank is a New York state-chartered commercial bank, which began operations in 1990, and is engaged in commercial and consumer banking in Islandia, New York, and the surrounding communities in Suffolk and Nassau and in Kings County. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers.

Long Island Commercial Bank currently has one subsidiary, Long Island Commercial Capital Corporation. Long Island Commercial Capital Corporation was organized for the purpose of investing in mortgage related assets as a real estate investment trust. The Bank transferred commercial real estate loans to Long Island Commercial Capital Corporation, which included certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of Long Island Commercial Capital Corporation.

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

In addition to the wholly-owned subsidiaries described above, the Company has the following investment in an unconsolidated subsidiary:

LIF Statutory Trust I. On September 7, 2000, the Company issued $7,732 of subordinated debentures to LIF Statutory Trust I, a Connecticut grantor business trust. Those subordinated debentures bear an interest rate of 10.60% and are due September 7, 2030. The Company has fully and unconditionally guaranteed the subordinated debentures. LIF Statutory Trust I was formed for the exclusive purpose of purchasing the subordinated debentures from the Company and has received a common stock investment from the Company of approximately $232,000 at December 31, 2003. The Subordinated Debentures are pre-payable, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes.

Personnel

At December 31, 2003, the Bank employed 107 employees, 6 of which are part-time. No employees are covered by a collective bargaining agreement and the Bank believes its relations with its employees are good.

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

Federal Income Taxation

In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale or exchange of portfolio debt instruments are generally treated as ordinary income, rather than capital, gains and losses, and a "small bank" (i.e. one with assets having a tax basis of no more than $500 million), such as the Bank, is permitted to calculate its deductions for bad debts under a reserve method that is based upon actual charge-offs for the current and preceding five years or a "grand-fathered" base year reserve, if larger.

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") in an amount equal to 20% of alternative minimum taxable income ("AMTI") to the extent that the AMT exceeds the regular tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Company does not expect to be subject to the AMT.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend. Distributions received by the Bank from Long Island Commercial Capital Corporation are not eligible for the federal dividends received deduction. Long Island Commercial Capital Corporation, as a REIT, is entitled to a 100% dividends paid deduction for federal income tax purposes.

New York State Taxation

The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of(i) 7.5% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State (b) 3% of alternative entire net income allocated to New York or (c) $250. Entire net income is similar to federal taxable income subject to certain modifications. 60% of dividend income and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions received from Long Island Commercial Capital Corporation are eligible for the New York State dividends received deduction.

In addition, net operating losses cannot be carried back. For tax years beginning on or after January 1, 2001 a deduction for net operating losses sustained in 2001 and subsequent years may be carried forward. The deduction may not exceed the allowable federal net operating loss deduction augmented by the excess of the New York State bad debt deduction over the federal bad debt deduction. The losses may be carried forward for the 20 year period allowed under federal Code Section 172. Alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to the 17% Metropolitan Commuter Transportation District Surcharge on its New York Sate Franchise Tax. The Company, the Bank, and their subsidiaries (excluding Long Island Commercial Capital Corporation) file a combined return.

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


Supervision and Regulation

General - References in this section to applicable statutes and regulations are brief summaries, only, and do not purport to be complete. The readers should consult such statutes and regulations themselves for a full understanding of the details of their operation.

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

Sarbanes-Oxley Act of 2002 - This enacted statute generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

The USA Patriot Act - The USA Patriot Act of 2001, as amended (the "Patriot Act"), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic and international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements. The Patriot Act requires all "financial institutions," as defined, to establish certain anti-money laundering compliance and due diligence programs.

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

ITEM 2.  PROPERTIES

The Bank conducts its business from its main branch office and executive offices located at One Suffolk Square, 1601 Veterans Memorial Highway, Islandia, New York, and eleven branch offices located in Babylon, Smithtown, Westbury, Jericho, Shirley, Ronkonkoma, Melville, Central Islip, Deer Park, Hauppauge, and Bay Ridge-Brooklyn. The following table sets forth information relating to each of the offices of the Bank at December 31, 2003.

                                                                                      Lease              Net
                                                                         Date of   Expiration        Book Value
                                                            Leased or   Lease or    Including            at
Location                                                      Owned    Acquisition   Options        Dec. 31,2003
----------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Main Office:
    One Suffolk Square, 1601 Veterans Memorial Highway
     Islandia, New York 11749                                Leased        1987       2020         $    590
Branch Offices:
    400 West Main Street, Babylon, NY 11702                  Leased        1995       2005                -
    50 Route 111, Smithtown, NY 11787                        Leased        1997       2012                -
    900 Merchants Concourse, Westbury, NY 11590              Leased        1997       2008                1
    390 North Broadway, Jericho, NY 11753                    Leased        1997       2008                -
    950 Montauk Highway, Shirley, NY 11967                    Owned        2002       ----                -
    3425 Veterans Memorial Hwy, Ronkonkoma, NY 11779         Leased        2001       2020              128
    610 Broadhollow Road, Melville, NY 11747                 Leased        2001       2019              110
    320 Carlton Avenue, Central Islip, NY 11722              Leased        2001       2019               32
    720 Grand Boulevard, Deer Park, NY 11729                  Owned        2001       ----                -
    375 86th Street, Brooklyn, NY 11209                      Leased        2002       2022              137
    350 Motor Parkway, Hauppauge, NY 11788                   Leased        2003       2018               64
                                                                                                      -----
                                                                                                   $  1,062

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The above captioned information regarding the market for the Company's common equity and related stockholder matters appears in the 2003 Annual Report to Stockholders under the caption "Capital Stock" and is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information regarding selected financial data appears on pages 5 and 6 of the 2003 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations appears on pages 7 through 16 of the 2003 Annual Report to
Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the 2003 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Long Island Financial Corp. and the Independent Auditors' Report appear on pages 17 through 30 of the 2003 Annual Report to Stockholders and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

     1. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of Section 240.13a-14 or Section 240.15d-14 of this chapter, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

     2. Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2004 under the caption "Election of Directors" is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of the Company. Officers are re-elected by the Board of Directors annually.

        Name                   Age        Position(s) Held with the Company
        ----                   ---        ---------------------------------
 Harvey Auerbach                77        Chairman of the Board
 Douglas C. Manditch            56        President and Chief Executive Officer
 Thomas Buonaiuto               38        Vice President and Treasurer
 Carmelo C. Vizzini             58        Vice President and Secretary


Biographical Information
Positions held by a director or officers have been held for at least the past five years unless stated otherwise.

Harvey  Auerbach serves as Chairman of the Board of the Company and of the Bank.
President  of  Brookwood  Communities,   Inc.  a  real  estate  development  nad
management company, located in Coram, New York.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained on pages 10 through 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004 under the captions "Directors' Compensation" and " Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on page 2 and pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2004 under the captions "Security Ownership Of Certain Beneficial Owners" and "Information with Respect to the Nominees, Continuing Directors and Executive Officers" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2004 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on pages 15 through 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2004 under the caption "Independent Auditors" is incorporated herein by reference.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. Financial Statements

The following financial statements of the Bank are included in the Company's Annual Report to Stockholders for the year ended December 31, 2003 and are incorporated by this reference:

     - Consolidated Balance Sheets at December 31, 2003 and 2002
     - Consolidated Statement of Earnings for the Years Ended December 31, 2003, 2002 and 2001
     - Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001
     - Consolidated Statement of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
     - Notes to Consolidated Financial Statements
     - Independent Auditors' Report

The remaining information appearing in the 2003 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(B) Current Reports on Form 8-K Filed During the Last Quarter of 2003.

     1. Current Report on Form 8-K dated October 15, 2003 announcing earnings for the third quarter.
     2. Current Report on Form 8-K dated November 13, 2003 updating earnings for the third quarter.
     3. Current Report on Form 8-K dated November 20, 2003 announcing declaration of a quarterly dividend.


(C) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
--------------

2.0 Plan of Acquisition between Long Island Financial Corp. and Long Island Commercial Bank dated as of September 15, 1998*
3.1 Certificate of Incorporation of Long Island Financial Corp., dated September 10, 1998 *
3.2  By-Laws of Long Island Financial Corp., effective as of September 10, 1998*
10.0 Long Island Financial Corp. 1998 Stock Option Plan *
10.1 Change of Control Agreement between Long Island Financial Corp. and Douglas
     C. Manditch **
10.2 Change of Control Agreement between Long Island Financial Corp. and Thomas Buonaiuto **
10.3 Change of Control Agreement between Long Island Financial Corp. and Carmelo
     C. Vizzini **
11.0 Statement re: Computation of Earnings per Share (Filed herewith)
13.0 2003 Annual Report to Stockholders (Filed herewith)
21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"
23.0 Consent of KPMG LLP
31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.0 Proxy Statement for Annual Meeting (to be filed)

================================================================================
* Incorporated herein by reference in this document to the S-4 Registration Statement initially filed on September 22, 1998, Registration No. 333-63971
** Incorporated herein by reference in this document from the 2001 Long Island Financial Corp. Form 10-K filed on March 29, 2002. SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    LONG ISLAND FINANCIAL CORP.


    By: /s/ Douglas C. Manditch                   Date: March 12, 2004
        -----------------------
        Douglas C. Manditch
        President and Chief Executive Officer


    By: /s/ Thomas Buonaiuto                      Date: March 12, 2004
        --------------------
        Thomas Buonaiuto
        Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.


    /s/ Harvey Auerbach          /s/ Douglas C. Manditch
    -------------------          -----------------------
    Harvey Auerbach              Douglas C. Manditch
    Chairman of the Board        Director, President and Chief Executive Officer

    /s/ John L. Ciarelli, Esq.   /s/ John R, McAteer
    --------------------------   -------------------
    John L. Ciarelli, Esq.       John R. McAteer
    Director                     Director

    /s/ Donald Del Duca          /s/ Werner S. Neuburger
    -------------------          -----------------------
    Donald Del Duca              Werner S. Neuburger
    Director                     Director


    /s/ Frank J. Esposito        /s/ Thomas F. Roberts, III
    ---------------------        --------------------------
    Frank J. Esposito            Thomas F. Roberts, III
    Director                     Director


    /s/ Waldemar Fernandez       /s/ Alfred Romito
    ----------------------       -----------------
    Waldemar Fernandez           Alfred Romito
    Director                     Director


    /s/ Gordon A. Lenz           /s/  John C. Tsunis, Esq.
    ------------------           -------------------------
    Gordon A. Lenz               John C. Tsunis, Esq.
    Director                     Director