Form 10-Q
period 2004-03-31
LONG ISLAND FINANCIAL CORP
filed 2004-05-17
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)    Quarterly Report Pursuant to Section 13 or 15(d) of
     [X]               the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004
                                       OR
    [  ]       Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission File No.: 0-29826

                           LONG ISLAND FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                11-3453684
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

            One Suffolk Square
      1601 Veterans Memorial Highway
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

Common Stock par value $.01, per share. The registrant had 1,501,967 shares of Common Stock outstanding as of May 7, 2004.

                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX
                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                         Number
------------------------------                                                                         ------

ITEM 1.       Consolidated Financial Statements - Unaudited

              Consolidated Balance Sheets at March 31, 2004
                    and December 31, 2003                                                                 2
              Consolidated Statements of Earnings for the Three Months
                    Ended March 31, 2004 and 2003                                                         3
              Consolidated Statement of Changes in Stockholders' Equity
                    for the Three Months Ended March 31, 2004                                             4
              Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 2004 and 2003                                                         5
              Notes to Consolidated Financial Statements                                                  6

ITEM 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                 10

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                 18

ITEM 4.       Controls and Procedures                                                                    19


PART II  - OTHER INFORMATION
----------------------------

ITEM 1.       Legal Proceedings                                                                          19

ITEM 2.       Changes in Securities, Use of Proceeds, and Issuer Purchases
                    of Equity Securities                                                                 19

ITEM 3.       Defaults Upon Senior Securities                                                            20

ITEM 4.       Submission of Matters to a Vote of Security Holders                                        20

ITEM 5.       Other Information                                                                          20

ITEM 6.       Exhibits and Reports on Form 8-K                                                           20

SIGNATURES                                                                                               21








PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements
------- ---------------------------------

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)
                                                                                     March 31,         December 31,
                                                                                       2004                2003
                                                                                       ----                ----
Assets:

Cash and due from banks                                                            $   12,983         $   21,447
Interest earning deposits                                                                  14                 98
Federal funds sold                                                                          -             25,200
                                                                                           --             ------
              Total cash and cash equivalents                                          12,997             46,745
Securities held-to-maturity (fair value $14,438 at December 31, 2003)                       -             12,474
Securities available-for-sale, at fair value                                          266,787            216,967
Federal Home Loan Bank stock, at cost                                                   5,164              3,050
Loans, held for sale                                                                      954              2,360
Loans, net of unearned income and deferred fees                                       234,684            226,128
Less allowance for loan losses                                                         (2,444)             (2,290)
                                                                                       ------              ------
              Loans, net                                                              232,240            223,838
Premises and equipment, net                                                             5,821              5,756
Accrued interest receivable                                                             2,673              2,401
Bank owned life insurance                                                               7,564              8,213
Prepaid expenses and other assets                                                       1,415              2,867
                                                                                        -----              -----
              Total assets                                                         $  535,615         $  524,671
                                                                                      -------            -------

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                                $   97,183         $   98,693
    Savings deposits                                                                  106,098            104,231
    NOW and money market deposits                                                      94,780            123,732
    Other time deposits                                                                79,169             85,515
    Time certificates issued in excess of $100,000                                     13,146             13,272
                                                                                       ------             ------
              Total deposits                                                          390,376            425,443
Federal funds purchased                                                                37,275                  -
Other borrowings                                                                       66,000             61,000
Subordinated debentures                                                                 7,732              7,732
Accrued expenses and other liabilities                                                  4,198              4,078
                                                                                        -----              -----
              Total liabilities                                                       505,581            498,253
                                                                                      -------            -------

Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
      1,837,280 and 1,825,211 shares issued; 1,500,380 and
      1,488,311 shares outstanding, respectively)                                          18                 18
    Surplus                                                                            21,238             20,973
    Accumulated surplus                                                                11,074             10,333
    Accumulated other comprehensive income (loss)                                       1,882               (728)
    Treasury stock at cost, (336,900 shares in 2004 and 2003)                          (4,178)            (4,178)
                                                                                       ------             ------
              Total stockholders' equity                                               30,034             26,418
                                                                                       ------             ------
              Total liabilities and stockholders' equity                           $  535,615         $  524,671
                                                                                      -------            -------


    See accompanying notes to consolidated financial statements.






                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)
                                                                            For the Three Months
                                                                               Ended March 31,
                                                                               ---------------

                                                                               2004        2003
                                                                               ----        ----
Interest income:
     Loans                                                                  $  3,800    $  3,793
     Securities                                                                2,547       2,293
     Federal funds sold                                                            1          11
     Earning deposits                                                              1           1
                                                                                  --          --
         Total interest income                                                 6,349       6,098
                                                                               -----       -----

Interest expense:
     Savings deposits                                                            291         278
     NOW and money market deposits                                               236         261
     Other time deposits                                                         648         894
     Time certificates issued in excess of $100,000                               69          76
     Borrowed funds                                                              766         678
     Subordinated debentures                                                     207         206
                                                                                 ---         ---
         Total interest expense                                                2,217       2,393
                                                                               -----       -----

         Net interest income                                                   4,132       3,705
                                                                               -----       -----

Provision for loan losses                                                        500          60
                                                                                 ---          --

         Net interest income after provision for loan losses                   3,632        3,645
                                                                               -----        -----

Other operating income:
     Service charges on deposit accounts                                         652         462
     Net gain on sale of securities                                              397          89
     Net gain on sale of residential loans                                       192         157
     Earnings on bank-owned life insurance                                       295         102
     Other                                                                       135         138
                                                                                 ---         ---
         Total other operating income                                          1,671         948
                                                                               -----         ---

Other operating expenses:
     Salaries and employee benefits                                            2,131       1,769
     Occupancy expense                                                           315         256
     Premises and equipment expense                                              387         321
     Other                                                                     1,150       1,003
                                                                               -----       -----
         Total other operating expenses                                        3,983       3,349
                                                                               -----       -----

         Income before income taxes                                            1,320       1,244

Income taxes                                                                     399         446
                                                                                 ---         ---

         Net income                                                         $    921    $    798
                                                                                ----        ----
Basic earnings per share                                                    $    .61    $    .55
                                                                                ----        ----
Diluted earnings per share                                                  $    .58    $    .53
                                                                                ----        ----
Weighted average shares outstanding                                        1,498,528   1,449,530
                                                                           ---------   ---------
Diluted weighted average shares outstanding                                1,584,728   1,513,895
                                                                           ---------   ---------

See accompanying notes to consolidated financial statements.





                                                            LONG ISLAND FINANCIAL CORP.
                                           Consolidated Statement of Changes in Stockholders' Equity
                                                    For the Three Months Ended March 31, 2004
                                                                   (Unaudited)
                                                        (In thousands, except share data)
                                                                                  Accumulated
                                                                                     other
                                           Common                  Accumulated   comprehensive   Treasury
                                             stock       Surplus     surplus     income (loss)    stock      Total
                                           -------------------------------------------------------------------------
Balance at December 31, 2003               $   18        20,973     10,333           (728)        (4,178)    26,418

Comprehensive income:
    Net income                                  -             -        921              -              -        921
      Other comprehensive income,
        net of tax:
         Unrealized appreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -          -          2,610              -      2,610
Total comprehensive income                                                                                    3,531

Exercise of stock options and related
     tax benefit, issued 11,785 shares          -           256          -              -              -        256

Dividend reinvestment and stock purchase
     plan, issued 284 shares                    -             9          -              -              -          9

Dividends declared on common stock
     ($.12 per common share)                    -             -       (180)             -              -       (180)
                                           -------------------------------------------------------------------------
Balance at March 31, 2004                  $   18        21,238     11,074          1,882         (4,178)    30,034
                                           -------------------------------------------------------------------------


                                                                  Three Months Ended March 31,
                                                                 ------------------------------

                                                                    2004                  2003
                                                                    ----                  ----
                                                                        (In thousands)
Net unrealized appreciation (depreciation)
  arising during the year, net of tax                             $ 2,860                $ (306)
Less: Reclassification adjustment for net
  gains included in net income, net of tax                            250                    57
                                                                 ------------------------------
Net unrealized gain (loss) on securities, net of tax              $ 2,610                $ (363)
                                                                 ------------------------------


See accompanying notes to consolidated financial statements.




                                                LONG ISLAND FINANCIAL CORP.
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                        ---------------
(In thousands)                                                                       2004            2003
                                                                                     ----            ----
Cash flows from operating activities:
    Net income                                                                $       921      $       798
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                                        500               60
     Depreciation and amortization                                                    277              232
     Amortization of premiums, net of discount accretion                               66              590
     Net gain on sales and calls of securities, held-to-maturity                     (335)               -
     Net gain on sales and calls of securities, available-for-sale                    (62)             (89)
     Loans originated for sale, net of proceeds from sales and gains                1,406              367
     Net deferred loan origination fees                                                22               31
     Earnings on bank owned life insurance                                           (103)            (102)
     Bank owned life insurance benefit                                               (192)               -
     Deferred income taxes                                                            (55)            (388)
     Change in other assets and liabilities:
         Accrued interest receivable                                                 (272)            (164)
         Prepaid expenses and other assets                                              7              441
         Accrued expenses and other liabilities                                       120              (84)
                                                                                      ---              ---
         Net cash provided by operating activities                                  2,300            1,692

Cash flows from investing activities:
     Purchases of securities available-for-sale                                  (440,996)        (268,765)
     Net purchase of Federal Home Loan Bank stock                                  (2,114)            (412)
     Proceeds from sales of securities available-for-sale                          13,649                -
     Proceeds from maturities and calls of securities held-to-maturity              1,347            9,562
     Proceeds from maturities and calls of securities available-for-sale          389,163          268,432
     Principal repayments on securities                                             3,954           10,565
     Loan originations, net of principal repayments                                (8,924)           2,751
     Redemption of bank owned life insurance                                          922                -
     Purchase of premises and equipment                                              (342)            (532)
                                                                                     ----             ----
         Net cash (used in) provided by investing activities                      (43,341)          21,601
                                                                                  -------           ------

Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW,and money market accounts       (28,595)         (33,905)
     Net decrease in certificates of deposit                                       (6,472)         (11,371)
     Net increase in federal funds purchased                                       42,275           12,000
     Shares issued under the dividend reinvestment and stock purchase plan              9                -
     Exercise of stock options                                                        256              243
     Payments for cash dividends                                                     (180)            (145)
                                                                                     ----             ----
         Net cash provided by (used in) financing activities                        7,293          (33,178)
                                                                                    -----          -------
         Net decrease in cash and cash equivalents                                (33,748)          (9,885)
Cash and cash equivalents at beginning of period                                   46,745           25,790
                                                                                   ------           ------
Cash and cash equivalents at end of period                                    $    12,997      $    15,905
                                                                                   ------           ------
Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                 $     2,447      $     2,593
                                                                                    -----            -----
     Income taxes                                                             $       200      $       101
                                                                                      ---              ---
Non-cash investing activities:
     Fair value of securities transferred from held-to-maturity
         to available-for-sale                                                $    13,454      $         -
                                                                                   ------               --
See accompanying notes to consolidated financial statements.





                           LONG ISLAND FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Private Securities Litigation Reform Act Safe Harbor Statement

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts stated herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Long Island Financial Corp. (the "Company") with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U. S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan and non-deposit products; deposit flows; real estate values; the level of defaults, losses and prepayments on loans held by the Company in its portfolio or sold in the secondary markets; demand for financial services in the Company's market area; competition; accounting principles, policies, practices or guidelines; legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-Q, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements, which speak only as of the date of this Form 10-Q, and undue reliance should not be placed on such statements.

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Long Island Financial Corp. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2003 Annual Report on Form 10-K.

The Company makes available through its Internet website, www.licb.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

2. SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair value of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                 March 31, 2004             December 31, 2003
                                                                 --------------             -----------------
                                                             Amortized       Fair        Amortized       Fair
                                                               Cost          Value         Cost          Value
                                                               ----          -----         ----          -----
                                                                                (In thousands)
    Held-to-maturity:
    Corporate debt                                         $        -             -    $   12,474         14,438
                                                               ------        ------        ------         ------
        Total held-to-maturity                             $        -             -    $   12,474         14,438
                                                               ------        ------        ------         ------

    Available-for-sale:
    U.S. Government and Agency obligations                 $  214,406       215,429    $  176,141        175,194
    Mortgage-backed securities:
       GNMA                                                    31,182        31,034        33,669         33,283
       FHLMC                                                    2,685         2,693         3,743          3,757
       FNMA                                                     2,051         2,091         2,547          2,595
    Corporate debt                                             13,474        15,540         2,010          2,138
                                                               ------        ------         -----          -----
        Total securities available-for-sale                $  263,798       266,787    $  218,110        216,967
                                                              -------       -------       -------        -------

On March 10, 2004, the Company complied with an issuer's tender offer which resulted in the redemption of a $1,000,000 par value corporate debt security classified as "held to maturity" and recognized a gain of $335,155. On March 10, 2004, as a result of that tender offer, the Company transferred the remaining $12.0 million par value of corporate debt securities with a market value of $13.5 million from the classification of "held-to-maturity" to "available-for-sale." Subsequently, on April 1, 2004, the Company sold the entire corporate debt securities portfolio recognizing a gain of approximately $2.5 million, which will be reflected in the Company's second quarter results.

3. LOANS, NET

Loans, net, are summarized as follows:

                                                               March 31, 2004                  December 31, 2003
                                                               --------------                  -----------------
                                                                            (Dollars in thousands)
    Loans held-for-sale:
       Residential real estate loans                               954   100.0    %                2,360  100.0   %
                                                                   ---   -----                     -----  -----

    Loans, net:
       Commercial and industrial loans                     $    46,944    19.7    %          $    42,723   18.5   %
       Commercial real estate loans                            149,673    62.7                   145,084   63.0
       Automobile loans                                         41,051    17.2                    41,158   17.9
       Consumer loans                                              982      .4                     1,381    0.6
                                                                   ---      --                     -----    ---
                                                               238,650   100.0                   230,346  100.0
       Less:
             Unearned income                                     3,054                             3,328
             Deferred fees, net                                    912                               890
             Allowance for loan losses                           2,444                             2,290
                                                                 -----                             -----
             Total loans, net                              $   232,240                       $   223,838
                                                               -------                           -------

Automobile loans
----------------

The Company maintained a program of making non-recourse loans to a local automobile leasing company (the "third party") and received as security an assignment of each individual lease and a collateral interest in each automobile. The third party, in addition to providing complete servicing of the portfolio, was obligated for the repayment of the entire principal balance of each loan at the time each individual lease terminated. In March, 2004, the Company learned that due to liquidity issues and financial difficulties, the third party would not have the ability to fulfill its obligations.

At March 31, 2004, the automobile loan portfolio consisted of approximately 1,891 loans with approximately 87.4% of the loans maturing through December 2006. As of March 31, 2004, the balance of the automobile loan portfolio, net of unearned income, amounted to $38.0 million and represented 16.2% of the Bank's loan portfolio, net of unearned income and deferred fees. Portfolio delinquencies at March 31, 2004, consisted of twenty-eight loans, 30-89 days past due, representing $551,488, or 1.5 % of the portfolio, and three loans, aggregating $72,901, or .2% of the portfolio, greater than 90 days past due. Those three loans are included in the Company's total non-accrual loans at March 31, 2004.

Allowance for loan losses
-------------------------

Due to the issues relating to the automobile portfolio, the Company has recognized losses related to the shortfall between the principal balance of loans and the collateral value realized upon termination of the leases. The extent to which the Company can recover value will depend to a large extent on market conditions in the future. The Company is closely monitoring issues concerning the third party's performance.

The Company made a provision for loan losses of $500,000 during the quarter ended March 31, 2004. That provision was made in accordance with the Company's methodology for calculating the allowance for loan losses and reflects shortfalls experienced on loans in which the collateral liquidated was not sufficient to satisfy the loan balance. Based on the size of the automobile loan portfolio, the Company anticipates additional provisions to the allowance for loan losses in future periods in amounts not presently determinable. Total charge-offs relating to the automobile portfolio amounted to $346,000 at March 31, 2004.

4. STOCK BASED COMPENSATION

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. That method includes Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under that method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all stock options granted or vested in each period:

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            --------------------
                                                                            2004          2003
                                                                            --------------------
                                                                (Dollars in thousands, except per share data)

       Net income as reported                                               $  921        $  798
       Deduct total stock-based employee compensation
                expense determined under fair-value-based
                method for all awards, net of tax                               99           135
                                                                                --           ---
       Pro forma net income                                                 $  822        $  663
                                                                               ---           ---

       Earnings per share:
       Basic                                   As Reported                  $  .61        $  .55
                                               Pro forma                       .55           .46
       Diluted                                 As Reported                     .58           .53
                                               Pro forma                       .52           .44

5. RECENT DEVELOPMENTS

On February 25, 2004, the Board of Directors of the Company declared a quarterly dividend of $.12 per common share. The dividend was paid April 1, 2004, to shareholders of record as of March 19, 2004.

6. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities. At March 31, 2004, the Bank had outstanding commitments of $10 million to purchase investment securities.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify financial instruments that are considered a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB also issued a staff position that indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company currently believes that the deferral of the effective date of SFAS No. 150 will not have a material impact on its consolidated balance sheets or consolidated statements of earnings when implemented.

In December 2003, FASB issued FASB Interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities" which clarified certain provisions of a previously released interpretation. On December 31, 2003, the Company adopted FIN 46(R). Under the provisions of FIN 46(R), the Company deconsolidated LIF Statutory Trust I and accounts for its investment in the trust as an asset, its subordinated debentures as a liability, and the interest paid on those debentures as interest expense. As a result of the adoption of FIN 46(R), the Company's prior period presentations have been restated to conform to the current presentation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments (collectively referred to as derivatives), including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after March 31, 2004, and for hedging relationships designated after March 31, 2004, and is to be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to existing contracts as well as new contracts entered into after March 31, 2004. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated balance sheets or consolidated statements of earnings.

In March 2004, the FASB published an Exposure Draft, "Share-based Payment, an Amendment of FASB Statements No. 123 and 95." The Exposure Draft proposes changes in accounting that would replace existing requirements under SFAS 123 and APB Opinion No 25. Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements.

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 clarifies certain provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended portions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for periods following March 31, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. At March 31, 2004, the Company had $8.4 million of one-to-four family loan commitments that will be held for sale upon origination. The adoption of SFAS No. 149 subsequent to March 31, 2004 will not have a material impact on the Company's consolidated financial statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The principal business of Long Island Financial Corp. consists of the operation of a wholly-owned subsidiary, Long Island Commercial Bank. Long Island Commercial Bank is a New York state-chartered commercial bank, which began operations in 1990, and is engaged in commercial and consumer banking in Islandia, New York and the surrounding communities of Suffolk, and Nassau counties and in Kings County. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers.

Critical Accounting Policies and Estimates

The Company identifies accounting policies critical to the Company's operations and understanding of the Company's results of operations. Certain accounting policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

Allowance for Loan Losses

The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the portfolio. The evaluation process for making provisions for loan losses is subject to numerous estimates and judgments. Changes in those estimates would have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in Suffolk and Nassau counties.

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate and commercial and industrial loans. Management believes that the Company's allowance for loan losses at March 31, 2004 is adequate to provide for estimated probable losses inherent in the portfolio.

Securities

The fair value of securities classified as held-to-maturity or available-for-sale is based upon quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Deferred Tax Assets

The Company uses estimates of future earnings to support the position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.


Financial Condition

Total assets were $535.6 million as of March 31, 2004, an increase of $10.9 million, or 2.1%, from $524.7 million at December 31, 2003. The increase primarily was due to an increase in the securities available-for-sale portfolio, offset by decreases in cash and due from banks, federal funds sold, and the securities held-to-maturity portfolio. Securities available-for-sale increased $49.8 million, or 23.0%, to $266.8 million at March 31, 2004, as compared to $217.0 million at December 31, 2003. The increase in securities available-for-sale was due to the transfer of securities, with a market value of $13.5 million, classified as held-to-maturity, to available-for-sale in March, 2004, as well as additional portfolio purchases. The decrease from period to period in federal funds sold and cash and due from banks, of $25.2 million and $8.5 million, respectively, primarily reflects the decrease of seasonal municipal funds on deposit at December 31, 2003. Loans, net of unearned income and deferred fees, increased $8.6 million, from $226.1 million at December 31, 2003, to $234.7 million at March 31, 2004, reflecting increases primarily in commercial real estate and commercial and industrial loans. Prepaid expenses and other assets decreased $1.5 million, or 50.6%, from $2.9 million at December 31, 2003, to $1.4 million at March 31, 2004, primarily due to the decrease in the deferred tax asset which, in turn, was directly related to the decrease in accumulated other comprehensive loss.

Total liabilities increased $7.3 million, or 1.5%, from $498.3 million at December 31, 2003 to $505.6 million at March 31, 2004. The increase in total liabilities was due principally to an increase in federal funds purchased and other borrowings, partially offset by a decrease in total deposits. The Company utilizes borrowings, primarily in the form of overnight federal funds purchased and medium and convertible term advances from the Federal Home Loan Bank of New York (FHLBNY), as a low cost funding source to fund asset growth. The decrease in total deposits is the result of a decrease in NOW and money market deposits of $28.9 million, or 23.4%, from $123.7 million at December 31, 2003 to $94.8 million at March 31, 2004, attributable to the withdrawal of seasonal municipal funds on deposit at December 31, 2003. Other time deposits decreased $6.3 million, or 7.4%, from $85.5 million at December 31, 2003, to $79.2 million at March 31, 2004 as the Bank continued aggressively to substitute low cost core deposits for time deposits. There were $37.3 million of federal funds purchased at March 31, 2004. Other borrowings, increased $5.0 million, or 8.2%, to $66.0 million at March 31, 2004.

Stockholders' equity increased $3.6 million, or 13.7%, from $26.4 million at December 31, 2003, to $30.0 million at March 31, 2004. The increase in stockholders equity included $921,000 of net income for the three months ending March 31, 2004, $265,000 related to the exercise of stock options and shares issued under the dividend and stock purchase plan, and an increase in accumulated other comprehensive income on securities available-for-sale of $2.6 million. Offsetting these increases was a dividend declared on common stock which amounted to $180,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months ended March 31, 2004 and 2003, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-performing loans although the amount of non-performing loans is not material.

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                               -----------2004-----------             -----------2003-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                              -------    --------     ----           -------    --------    ----
                                                                      (Dollars in thousands)
Assets:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits      $        926   $       2       .86 %    $     4,289   $      12      1.12  %
     Securities, net (1)                     268,934       2,547      3.79          219,944       2,293      4.17
     Loans, net of unearned income and
         deferred fees (2)                   229,868       3,800      6.61          215,006       3,793      7.06
                       --                    -------       -----      ----          -------       -----      ----
Total interest-earning assets                499,728       6,349      5.08          439,239       6,098      5.55
Non-interest-earning assets                   38,332                                 41,714
                                              ------                                 ------
Total assets                            $    538,060                            $   480,953
                                             -------                                -------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
     Savings deposits                   $    105,106         291      1.11      $    82,899         278      1.34
     NOW and money market deposits           117,874         236       .80          107,375         261       .97
     Certificates of deposit                  95,900         717      2.99          110,918         970      3.50
                                              ------         ---      ----          -------         ---      ----
Total interest-bearing deposits              318,880       1,244      1.56          301,192       1,509      2.00
     Borrowed funds                           84,155         766      3.64           63,135         678      4.30
     Subordinated debentures                   7,732         207     10.71            7,732         206     10.66
                                               -----         ---     -----            -----         ---     -----
Total interest-bearing liabilities           410,767       2,217      2.16          372,059       2,393      2.57
Other non-interest bearing liabilities        99,625                                 83,250
                                              ------                                 ------
Total liabilities                            510,392                                455,309
Stockholders' equity                          27,668                                 25,644
                                              ------                                 ------
Total liabilities and
     stockholders' equity                $   538,060                            $   480,953
                                             -------                                -------


Net interest income/
     interest rate spread (3)                          $   4,132      2.92 %                  $   3,705      2.98  %
                                                           -----      ----                        -----      ----

Net interest margin (4)                                               3.31 %                                 3.37  %
                                                                      ----                                   ----
Ratio of interest-earning assets to
     interest-bearing liabilities                                     1.22x                                 1.18x
                                                                      -----                                 -----


(1) Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2)      Amount excludes allowance for loan losses.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2004 and
2003

General

The Company reported net income of $921,000, or basic earnings per share of $.61 and diluted earnings per share of $.58 for the quarter ended March 31, 2004, compared to $798,000, or basic earnings per share of $.55 and diluted earnings per share of $.53 for the prior year period.

Interest Income

Interest income increased $251,000, or 4.1%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2004. That increase was attributable to the $60.5 million, or 13.8%, increase in the average balance of interest-earning assets from $439.2 million for the three months ended March 31, 2003, to $499.7 million for the three months ended March 31, 2004. The increase in income from the increase in the average balance of interest earning assets was offset in part by a 47 basis point decrease in the average yield on interest-earning assets from 5.55% for the three months ended March 31, 2003, to 5.08% for the comparable 2004 period. The decrease in average yield on interest-earning assets was attributable to a 38 basis point decrease in yield on securities which declined from 4.17% for the three months ended March 31, 2003, to 3.79% for the three months ended March 31, 2004, and a 45 basis point decrease in the average yield on loans, net, from 7.06% for the three months ended March 31, 2003, to 6.61% for the comparable 2004 period. Partially offsetting the declines in yield from period to period was a $49.0 million, or 22.3% increase in the average balance of securities from $219.9 million for three months ended March 31, 2003, to $268.9 million for the three months ended March 31, 2004, and a $14.9 million, or 6.9% increase in the average balance of loans, net, from $215.0 million for the three months ended March 31, 2003, to $229.9 million for the comparable 2004 period.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $2.2 million, compared to $2.4 million for the three months ended March 31, 2003, a decrease of $176,000, or 7.4%. The decrease was attributable to a 41 basis point decrease in the average cost of interest-bearing liabilities from 2.57% for the three months ended March 31, 2003 to 2.16% for the three months ended March 31, 2004. The decrease in average cost was partially offset by a $38.7 million, or 10.4%, increase in the average balance of total interest-bearing liabilities from $372.1 million for the three months ended March 31, 2003 to $410.8 million for the three months ended March 31, 2004. The increase in average interest-bearing liabilities, when compared to the prior year period, reflects increases of $17.7 million in the average balance of interest-bearing deposits and $21.0 million in the average balance of borrowed funds. There was no change in the average balance of subordinated debentures from March 31, 2003, to March 31, 2004.

Interest expense on interest-bearing deposits decreased $265,000, or 17.6%, for the three months ended March 31, 2004, from $1.5 million for the corresponding 2003 period to $1.2 million for the current period. That decrease was primarily due to a 44 basis point decrease in the average rate paid on interest-bearing deposits from 2.00% for three months ended March 31, 2003 to 1.56% for the corresponding period in 2004. Offsetting, in part, the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $17.7 million for the three months ended March 31, 2004 from the corresponding period in 2003. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $22.2 million, or 26.8%, and in the average balances of NOW and money market deposits of $10.5 million, or 9.8% from period to period.

Interest expense on borrowed funds increased $88,000, or 13.0%, from $678,000 for the three months ended March 31, 2003, to $766,000 for the three months ended March 31, 2004. The increase was primarily due to the average balance of borrowed funds, which increased from $63.1 million for the three months ended March 31, 2003 to $84.2 million for the three months ended March 31, 2004. Offsetting in part the cost from the increase in the average balance was a 66 basis point decrease in the average cost of borrowed funds from 4.30% for the 2003 period, to 3.64% for the 2003 period.

Net Interest Income

Net interest income increased by $427,000, or 11.5%, from $3.7 million for the three months ended March 31, 2003, to $4.1 million for the three months ended March 31, 2004. The average cost of total interest-bearing liabilities for the period decreased 41 basis points from 2.57% in the 2003 period to 2.16% in the 2004 period. The average yield on total interest-earning assets for the period decreased 47 basis points from 5.55% in the 2003 period to 5.08% in the 2004 period. The net interest rate spread decreased 6 basis points, from 2.98% for the three months ended March 31, 2003, to 2.92% for the period ended March 31, 2004.

Provision for Loan Losses

The Company made a $500,000 provision for loan losses for the three months ended March 31, 2004, compared to a $60,000 provision for loan losses made for the three months ended March 31, 2003. The determination to increase the provision for loan losses for the three months ended March 31, 2004 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $2.4 million and $2.3 million at March 31, 2004 and December 31, 2003, respectively. The allowance for loan losses as a percentage of loans was 1.04% and 1.01% at March 31, 2004 and December 31, 2003, respectively.

The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest at the dates indicated. It is the Company's general policy to discontinue accruing interest on all loans, which are past-due more than 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan is fully collectible and a consistent record of performance has been demonstrated.

                                                                March 31, 2004         December 31, 2003
                                                                         (Dollars in thousands)
Non-accrual loans:
     Commercial and industrial loans                               $       49            $      -
     Commercial real estate loans                                          82                   -
     Automobile loans                                                      73                   -
                                                                           --                  --
         Total non-accrual loans                                          204                   -
                                                                          ---                 ---
Loans accruing - over 90 days:
     Commercial and industrial loans                                       50                   -
                                                                           --                  --
         Total loans accruing-over 90 days                                 50                   -
                                                                           --                  --
Total non-performing loans                                         $      254            $      -
                                                                          ---                 ---
Allowance for loan losses as a percentage of loans (1)                   1.04   %            1.01   %
Allowance for loan losses as a percentage
     of total non-performing loans                                     962.20                   -
Non-performing loans as a percentage of loans (1)                         .11   %               -   %

(1) Loans include loans, net of unearned income and deferred fees.

Other Operating Income

Other operating income increased $723,000, or 76.3%, to $1.7 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. That increase was primarily attributable to an increase in net gain on sales of securities of $308,000, an increase in income relating to earnings on bank owned life insurance which resulted in proceeds of $192,000 received in conjunction with the death of the Company's Chairman, and an increase from service charges on deposit accounts. The latter increased $190,000, or 41.1%, reflecting an increased fee structure and overall growth in the depositor base.

Other Operating Expenses

Other operating expenses increased $634,000, or 18.9%, from $3.3 million for the three months ended March 31, 2003, to $4.0 million for the three months ended March 31, 2004. The increase in operating expenses stemmed from the Bank's continued planned branch expansion and included an expense recorded in "salaries and employee benefits" of $143,000 as a result of the death of the Company's Chairman in January, 2004.

Income Taxes

Income taxes decreased $47,000, or 10.5%, from $446,000 for the three months ended March 31, 2003, to $399,000 for the three months ended March 31, 2004, as a result of a nontaxable death benefit received in conjunction with the death of the Company's Chairman. The effective tax rates for the three months ended March 31, 2004 and those ended March 31, 2003 were 30.2% and 35.9%, respectively.

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

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and sales of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $9.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York equal to 13.1% of the Company's assets at March 31, 2004, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including repurchase agreements.

At March 31, 2004, the Company's other borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed, callable U.S. agency securities, and certain other qualifying commercial real-estate collateral.

At March 31, 2004, convertible and medium term advances outstanding were as follows:

                                                                              Call                  Contractual
                                          Amount           Rate               Date                   Maturity
                                          ------           ----               ----                   --------

Convertible advance             $       14,000,000         5.49%            5/19/2004                2/19/2008
Convertible advance                     15,000,000         4.59%            4/21/2004                1/21/2009
Convertible advance                      5,000,000         2.24%            2/03/2006                 2/3/2009
Convertible advance                     14,000,000         4.97%            4/19/2004                1/19/2011
Convertible advance                      3,000,000         4.11%           12/11/2005               12/12/2011
Convertible advance                     10,000,000         2.64%            5/28/2008                5/28/2013
Medium term advance                      5,000,000         3.99%                    -               12/13/2004
                                         ---------
                                $       66,000,000


The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During the three months ended March 31, 2004, and 2003, the Company's purchases of securities that were classified available-for-sale totaled $441.0 million and $268.8 million, respectively. Loan originations, net of principal repayments on loans, totaled $8.9 million and ($2.8) million for the three months ended March 31, 2004, and 2003, respectively. Borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

Capital Resources

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the FDIC, the Bank's primary federal regulator that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 2004, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 5.69%, 9.87%, and 10.66%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2004, the Board of Directors, approved a 5% stock repurchase program that would enable the Company to repurchase approximately 74,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement. In determining the extent and timing of stock repurchase programs, the Company considers, in addition to capital adequacy, the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market System. At March 31, 2004, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.


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

At March 31, 2004, 77.1% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.8 years. At that date, $55.8 million, or 20.5%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average contractual maturity of 9.8 years. At March 31, 2004, the Company had $54.4 million of certificates of deposit with maturities of one year or less and $13.1 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 16.7% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At March 31, 2004, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                  $ Change          % Change
           ---------------             --------      --------                  --------          --------
                                                               (Dollars in thousands)

                200                 $ (2,036)          (10.73)%                $ (7,556)          (23.82)%
                100                     (926)           (4.88)                   (4,285)          (13.51)
              Static                      --               --                        --               --
               (100)                    (695)           (3.66)                     (682)           (2.15)
               (200)                  (1,204)           (6.35)                      229              .72


Item 4. Controls and Procedures

     1. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by the report required by paragraph (b) of
          Section 240.13a-15 or Section 240.15d-15 of this chapter, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

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


PART II - OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings
------- -----------------
          Not applicable.

Item 2. Changes in Securities,  Use of Proceeds,  and Issuer Purchases of Equity
------- ------------------------------------------------------------------------
        Securities
        ----------

          In February 2004, the Board of Directors approved a 5% stock repurchase program that would enable the Company to repurchase approximately 74,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement.

Item 3. Defaults Upon Senior Securities
------- -------------------------------
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
        Not applicable.

Item 5. Other Information
------- -----------------
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

          a. Exhibits
             --------
               11.0 Statement Re: Computation of Per Share Earnings
               31.1 Certification of Chief Executive Officer pursuant to Section
                    302 of Sarbanes- Oxley Act of 2003
               31.2 Certification of Chief Financial Officer pursuant to Section
                    302 of Sarbanes- Oxley Act of 2003
               32.1 Certification of Chief Executive Officer pursuant to Section
                    906 of Sarbanes- Oxley Act of 2003
               32.2 Certification of Chief Financial Officer pursuant to Section
                    906 of Sarbanes- Oxley Act of 2003

          b. Reports on Form 8-K
             -------------------

               On January 7, 2004, the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the retirement of Roy M. Kern as a director, the election of Director Harvey Auerbach to succeed Mr. Kern, and the election of John R. McAteer to the Boards of Directors of the Company and its subsidiary, Long Island Commercial Bank. In addition, Mr. McAteer was designated as the Financial Expert on the Company's Board.

               On January 16, 2004 the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company's financial results for the quarter and year ending December 31, 2003.

               On February 26, 2004 the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the election of Harvey Auerbach as Chairman of the Board of Directors, the declaration of a quarterly dividend and the institution of a 5% stock repurchase program.

               On April 27, 2004 the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company's financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                          LONG ISLAND FINANCIAL CORP.
                                          (Registrant)


Date:    May 17, 2004              By: /s/ Douglas C. Manditch
                                   ------------------------
                                           Douglas C. Manditch
                                           President and Chief Executive Officer


Date:    May 17, 2004              By: /s/ Thomas Buonaiuto
                                   ------------------------
                                           Thomas Buonaiuto
                                           Vice President and Treasurer