Form 10-Q
period 2004-06-30
LONG ISLAND FINANCIAL CORP
filed 2004-08-16
CIK 1070517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)   Quarterly Report Pursuant to Section 13 or 15(d) of
        [X]              the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004
                                       OR
        [ ]      Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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

         One Suffolk Square
         ------------------
   1601 Veterans Memorial Highway
   ------------------------------
         Islandia, New York                                       11749
         ------------------                                      -------
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

Common Stock par value $.01, per share. The registrant had 1,507,372 shares of Common Stock outstanding as of August 6, 2004.

                                            FORM 10-Q
                                   LONG ISLAND FINANCIAL CORP.

                                              INDEX

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION                                                                         NUMBER
------------------------------                                                                         ------

ITEM 1.       Consolidated Financial Statements - Unaudited

              Consolidated Balance Sheets at June 30, 2004
                    and December 31, 2003                                                                 2
              Consolidated Statements of Operations for the Three Months and
                    Six Months Ended June 30, 2004 and 2003                                               3
              Consolidated Statement of Changes in Stockholders' Equity
                    for the Six Months Ended June 30, 2004                                                4
              Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2004 and 2003                                                          5
              Notes to Consolidated Financial Statements                                                  6

ITEM 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                  11

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                 22

ITEM 4.       Controls and Procedures                                                                    23


PART II  - OTHER INFORMATION
----------------------------

ITEM 1.       Legal Proceedings                                                                          23

ITEM 2.       Changes in Securities, Use of Proceeds, and Issuer Purchases
                    of Equity Securities                                                                 23

ITEM 3.       Defaults Upon Senior Securities                                                            23

ITEM 4.       Submission of Matters to a Vote of Security Holders                                        24

ITEM 5.       Other Information                                                                          24

ITEM 6.       Exhibits and Reports on Form 8-K                                                           24

SIGNATURES                                                                                               25




PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS
-------       ---------------------------------

                                   LONG ISLAND FINANCIAL CORP.
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       2004                2003
                                                                                       ----                ----
ASSETS:

Cash and due from banks                                                            $   11,383          $  21,447
Interest earning deposits                                                                 177                 98
Federal funds sold                                                                          -             25,200
                                                                                       ------             ------
              Total cash and cash equivalents                                          11,560             46,745
Securities held-to-maturity (fair value $14,438 at December 31, 2003)                       -             12,474
Securities available-for-sale, at fair value                                          269,735            216,967
Federal Home Loan Bank stock, at cost                                                   6,800              3,050
Loans, held for sale                                                                    1,257              2,360
Loans, net of unearned income and deferred fees                                       239,150            226,128
Less allowance for loan losses                                                         (6,722)            (2,290)
                                                                                        -----              -----
              Loans, net                                                              232,428            223,838
Premises and equipment, net                                                             5,710              5,756
Accrued interest receivable                                                             3,162              2,401
Bank owned life insurance                                                               7,646              8,213
Deferred tax asset                                                                      5,423              1,466
Prepaid expenses and other assets                                                       1,802              1,401
                                                                                        -----              -----
              Total assets                                                         $  545,523          $ 524,671
                                                                                      -------            -------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
    Demand deposits                                                                $   97,259          $  98,693
    Savings deposits                                                                  106,518            104,231
    NOW and money market deposits                                                      77,140            123,732
    Other time deposits                                                                73,043             85,515
    Time certificates issued in excess of $100,000                                     11,864             13,272
                                                                                       ------             ------
              Total deposits                                                          365,824            425,443
Federal funds purchased and securities sold under agreements to repurchase             69,900                  -
Other borrowings                                                                       76,000             61,000
Subordinated debentures                                                                 7,732              7,732
Accrued expenses and other liabilities                                                  3,453              4,078
                                                                                        -----              -----
              Total liabilities                                                       522,909            498,253
                                                                                      -------            -------
Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
      1,842,850 and 1,825,211 shares issued; 1,505,950 and
      1,488,311 shares outstanding, respectively)                                          18                 18
    Surplus                                                                            21,400             20,973
    Accumulated surplus                                                                 9,996             10,333
    Accumulated other comprehensive loss                                               (4,622)              (728)
    Treasury stock at cost, (336,900 shares in 2004 and 2003)                          (4,178)            (4,178)
                                                                                        -----              -----
              Total stockholders' equity                                               22,614             26,418
                                                                                       ------             ------
              Total liabilities and stockholders' equity                           $  545,523          $ 524,671
                                                                                      -------            -------

    See accompanying notes to consolidated financial statements.




                                   LONG ISLAND FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                       FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,                ENDED JUNE 30,
                                                                          --------------                --------------
                                                                        2004        2003              2004         2003
                                                                        ----        ----              ----         ----
Interest income:
     Loans                                                           $  3,871     $ 3,800          $  7,671     $  7,593
     Securities                                                         2,757       2,094             5,304        4,387
     Federal funds sold                                                     2          37                 3           48
     Earning deposits                                                       1           1                 2            2
                                                                         ----        ----               ---          ---
         Total interest income                                          6,631       5,932            12,980       12,030
                                                                        -----       -----            ------       ------

Interest expense:
     Savings deposits                                                     272         299               563          577
     NOW and money market deposits                                        223         212               459          473
     Other time deposits                                                  593         838             1,241        1,732
     Time certificates issued in excess of $100,000                        60          86               129          162
     Borrowed funds                                                       871         720             1,637        1,398
     Subordinated debentures                                              206         205               413          411
                                                                          ---         ---               ---          ---
         Total interest expense                                         2,225       2,360             4,442        4,753
                                                                        -----       -----             -----        -----

         Net interest income                                            4,406       3,572             8,538        7,277
                                                                        -----       -----             -----        -----

Provision for loan losses                                               5,000           -             5,500           60
                                                                        -----        ----             -----           --

Net interest income/(expense) after provision for loan losses            (594)      3,572             3,038        7,217
                                                                          ---       -----             -----        -----
Other operating income:
     Service charges on deposit accounts                                  618         518             1,270          980
     Net gain on sales and calls of securities                          2,483         153             2,880          242
     Net gain on sale of residential loans                                204         170               396          327
     Earnings on bank-owned life insurance                                100         102               395          204
     Other                                                                128         120               263          258
                                                                          ---         ---               ---          ---
         Total other operating income                                   3,533       1,063             5,204        2,011
                                                                        -----       -----             -----        -----
Other operating expenses:
     Salaries and employee benefits                                     1,870       1,846             4,001        3,615
     Occupancy expense                                                    314         235               629          491
     Premises and equipment expense                                       379         326               766          647
     Automobile loan expense                                              798           -               855            -
     Other                                                              1,067       1,012             2,160        2,015
                                                                        -----       -----             -----        -----
         Total other operating expenses                                 4,428       3,419             8,411        6,768
                                                                        -----       -----             -----        -----

         Income/(loss) before income taxes                             (1,489)      1,216              (169)       2,460

Income tax/(benefit)                                                     (592)        434              (193)         880
                                                                          ---         ---               ---          ---

         Net income/(loss)                                           $   (897)    $   782          $     24     $  1,580
                                                                          ---         ---                --        -----

Basic earnings/(loss) per share                                      $   (.60)    $   .53          $    .02     $   1.08
                                                                          ---         ---               ---         ----
Diluted earnings/(loss) per share                                    $   (.56)    $   .51          $    .02     $   1.03
                                                                          ---         ---               ---         ----
Weighted average shares outstanding                                 1,503,606   1,471,263         1,501,067    1,460,457
                                                                    ---------   ---------         ---------    ---------
Diluted weighted average shares outstanding                         1,588,510   1,547,694         1,585,710    1,530,485
                                                                    ---------   ---------         ---------    ---------

See accompanying notes to consolidated financial statements.




                                   LONG ISLAND FINANCIAL CORP.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                           (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                  ACCUMULATED
                                                                                     OTHER
                                            COMMON                  ACCUMULATED  COMPREHENSIVE   TREASURY
                                             STOCK       SURPLUS     SURPLUS         LOSS         STOCK       TOTAL
                                             ----------------------------------------------------------------------
Balance at December 31, 2003               $   18        20,973     10,333           (728)        (4,178)    26,418

Comprehensive income:
    Net income                                  -             -         24              -              -         24
      Other comprehensive loss,
        net of tax:
         Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -          -         (3,894)             -     (3,894)
                                                                                                              -----
Total comprehensive loss                                                                                     (3,870)

Exercise of stock options and related
     tax benefit, issued 15,735 shares          -           353          -              -              -        353

Dividend reinvestment and stock purchase
     plan, issued 1,904 shares                  -            74          -              -              -         74

Dividends declared on common stock
     ($.24 per common share)                    -             -       (361)             -              -       (361)
                                               ---------------------------------------------------------------------

Balance at June 30, 2004                   $   18        21,400      9,996         (4,622)        (4,178)    22,614
                                               ---------------------------------------------------------------------


                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------

                                                                    2004            2003
                                                                    ----            ----
(IN THOUSANDS)
Net unrealized depreciation
  arising during the year, net of tax                            $ (2,080)         $ (522)
Less: Reclassification adjustment for net
  gains included in net income, net of tax                          1,814             152
                                                                 --------------------------

Net unrealized loss on securities, net of tax                    $ (3,894)         $ (674)
                                                                 --------------------------

See accompanying notes to consolidated financial statements.



                                   LONG ISLAND FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                                                      FOR THE SIX MONTHS
                                                                                                        ENDED JUNE 30,
                                                                                                        --------------
(IN THOUSANDS)                                                                                        2004            2003
                                                                                                      ----            ----
Cash flows from operating activities:
    Net income                                                                                  $        24     $    1,580
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                                                        5,500             60
     Depreciation and amortization                                                                      549            471
     Amortization of premiums, net of discount accretion                                                137          1,086
     Net gain on sales and calls of securities, held-to-maturity                                       (335)             -
     Net gain on sales and calls of securities, available-for-sale                                   (2,545)          (242)
     Loans originated for sale, net of proceeds from sales and gains                                  1,103            573
     Net deferred loan origination fees                                                                  53             52
     Earnings on bank owned life insurance                                                             (203)          (204)
     Bank owned life insurance benefit                                                                 (192)             -
     Deferred income taxes                                                                           (1,653)             -
     Change in other assets and liabilities:
         Accrued interest receivable                                                                   (761)           238
         Prepaid expenses and other assets                                                             (362)           145
         Accrued expenses and other liabilities                                                        (625)           (95)
                                                                                                        ---             --
         Net cash provided by operating activities                                                      690          3,664
                                                                                                        ---          -----
Cash flows from investing activities:
     Purchases of securities available-for-sale                                                    (577,725)      (487,495)
     Net (purchase) redemption of Federal Home Loan Bank stock                                       (3,750)           338
     Proceeds from sales of securities available-for-sale                                            58,187         17,958
     Proceeds from maturities and calls of securities held-to-maturity                                1,347              -
     Proceeds from maturities and calls of securities available-for-sale                            467,157        482,904
     Principal repayments on securities                                                               7,286         20,607
     Loan originations, net of principal repayments                                                 (14,143)          (267)
     Redemption of bank owned life insurance                                                            922              -
     Purchase of premises and equipment                                                                (503)        (1,352)
                                                                                                        ---          -----
         Net cash (used in) provided by investing activities                                        (61,222)        32,693
                                                                                                     ------         ------
Cash flows from financing activities:
     Net (decrease) increase in demand deposit, savings, NOW, and money market accounts             (45,739)         7,789
     Net decrease in certificates of deposit                                                        (13,880)       (10,024)
     Net increase in federal funds purchased and securities sold under agreements to repurchase      69,900              -
     Net increase in other borrowings                                                                15,000         10,000
     Shares issued under the dividend reinvestment and stock purchase plan                               74             61
     Exercise of stock options                                                                          353            409
     Payments for cash dividends                                                                       (361)          (293)
                                                                                                        ---            ---
         Net cash provided by financing activities                                                   25,347          7,942
                                                                                                     ------          -----
         Net (decrease) increase in cash and cash equivalents                                       (35,185)        44,299
Cash and cash equivalents at beginning of period                                                     46,745         25,790
                                                                                                     ------         ------
Cash and cash equivalents at end of period                                                      $    11,560     $   70,089
                                                                                                     ------         ------

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for:
     Interest                                                                                   $     4,695     $    4,431
                                                                                                      -----          -----
     Income taxes                                                                               $     1,880     $      991
                                                                                                      -----            ---
Non-cash investing activities:
-----------------------------
     Fair value of securities transferred from held-to-maturity
         to available-for-sale                                                                  $    13,454     $        -
                                                                                                     ------           ----

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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2003 Annual Report on Form 10-K.

The Company makes  available  through its Internet  website,  WWW.LICB.COM,  its
                                                              ------------
annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such materials with, or furnishes it to, the Securities and Exchange Commission.

2.   SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair value of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                  JUNE 30, 2004             DECEMBER 31, 2003
                                                                  -------------             -----------------
                                                             AMORTIZED        FAIR        AMORTIZED       FAIR
                                                               COST           VALUE         COST          VALUE
                                                               ----           -----         ----          -----
                                                                                (IN THOUSANDS)
    HELD-TO-MATURITY:
    Corporate debt                                         $        -             -    $   12,474         14,438
                                                                -----         -----        ------         ------
         Total held-to-maturity                            $        -             -    $   12,474         14,438
                                                                -----         -----        ------         ------

    AVAILABLE-FOR-SALE:
    U.S. Government and Agency obligations                 $  247,094       240,759    $  176,141        175,194
    Mortgage-backed securities:
       GNMA                                                    25,965        24,991        33,669         33,283
       FHLMC                                                    2,203         2,150         3,743          3,757
       FNMA                                                     1,813         1,835         2,547          2,595
    Corporate debt                                                  -             -         2,010          2,138
                                                                 ----           ---         -----          -----
        Total securities available-for-sale                $  277,075       269,735    $  218,110        216,967
                                                              -------       -------       -------        -------

On March 10, 2004, the Company complied with an issuer's tender offer which resulted in the redemption of a $1,000,000 par value corporate debt security classified as "held to maturity" and recognized a gain of $335,155. On March 10, 2004, as a result of that tender offer, the Company transferred the remaining $12.0 million par value of corporate debt securities with a market value of $13.5 million from the classification of "held-to-maturity" to "available-for-sale." On April 1, 2004, the Company sold the entire corporate debt securities portfolio recognizing a gain of $2.5 million, which is recorded in other operating income in the caption "net gain on sales and calls of securities."

3.   LOANS, NET

Loans, net, are summarized as follows:

                                                                JUNE 30, 2004                  DECEMBER 31, 2003
                                                                -------------                  -----------------
                                                                            (DOLLARS IN THOUSANDS)
    LOANS HELD-FOR-SALE:
       Residential real estate loans                             1,257   100.0 %                   2,360  100.0 %
                                                                 -----   -----                     -----  -----

    LOANS, NET:
       Commercial and industrial loans                     $    46,104    19.0 %              $   42,723   18.5 %
       Commercial real estate loans                            158,815    65.5                   145,084   63.0
       Automobile loans                                         36,243    14.9                    41,158   17.9
       Consumer loans                                            1,310     0.6                     1,381    0.6
                                                                 -----     ---                     -----    ---
                                                               242,472   100.0                   230,346  100.0
       Less:
             Unearned income                                     2,379                             3,328
             Deferred fees, net                                    943                               890
             Allowance for loan losses                           6,722                             2,290
                                                                 -----                             -----
             Total loans, net                              $   232,428                        $  223,838
                                                               -------                           -------

AUTOMOBILE LOANS
----------------

The Company maintained a program of making non-recourse loans to a local automobile leasing company (the "third party") and received as security an assignment of each individual lease and a collateral interest in each automobile. The third party, in addition to providing complete servicing of the portfolio, was obligated for the repayment of the entire principal balance of each loan at the time each individual lease terminates. In March 2004, the Company learned that, due to liquidity issues and financial difficulties, the third party would not have the ability to fulfill its obligations.

During the second quarter of 2004, the Company closely monitored issues concerning the third party's performance. The Company, acting collectively with nine other bank lenders to the third party, utilized internal resources and consulted with the third party enabling the third party to engage the services of experienced industry professionals, to ensure the performance of the servicing of the portfolio, and obtain the timely and orderly disposition of the collateral. The Company believes the course of action taken during the second quarter, along with the cooperation of the other nine banks, stabilized the portfolio and will ultimately lead to maximizing the value of disposed collateral.

At June 30, 2004, the automobile loan portfolio consisted of approximately 1,695 loans and the balance of the portfolio amounted to $33.9 million. It represented 14.2% of the Bank's loan portfolio, net of unearned income and deferred fees. Approximately 86.4% of those loans mature through June 2006. Portfolio delinquencies at June 30, 2004, consisted of ten loans, 30-89 days past due, representing $151,443, or .4 % of the portfolio. There were no loans greater than 90 days past due. Since the portfolio was underwritten to lessees of high credit quality, those delinquency statistics remain favorable and are in line with the Company's expectations.

The Company incurred operating expenses of $798,000 for the quarter ended June 30, 2004, and $855,000 for the six months ended June 30, 2004, relating to the automobile loan portfolio. Those expenses include, but are not limited to, expenses for legal services, portfolio servicing and administration, collateral verification and disposition services, and audit and accounting services. At June 30, 2004, approximately 74.3% of the operating expenses incurred related to the automobile loan portfolio were attributable to the satisfaction of certain liabilities of the third party and are not recurring. While the Company expects to incur future operating expenses related to the automobile loan portfolio, it expects those expenses to decrease as the portfolio matures. Recurring operating costs for portfolio servicing and collateral disposition are expensed when incurred and recorded in "automobile loan expense" in the consolidated statement of operations.


ALLOWANCE FOR LOAN LOSSES
-------------------------

The Company has continued to recognize losses in the automobile loan portfolio related to the shortfall between the principal balance of loans and the collateral value realized upon termination of the leases. The extent to which the Company can recover value will depend to a large extent on future market conditions for used automobiles combined with the success of the third party's national remarketing servicer's efforts. Based upon the Company's assessment of the portfolio and a review of recent collateral disposition activity, the Company made a provision for loan losses of $5.0 million for the three months ended June 30, 2004. Total charge-offs, relating to the automobile portfolio, amounted to $1.0 million for the six months ended June 30, 2004.

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


                                                                FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                  ENDED JUNE 30,
                                                               ---------------------           ---------------------
                                                                  2004       2003                 2004        2003
                                                               ---------------------           ---------------------

                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       Net income/(loss) as reported                              $ (897)     $ 782               $   24     $ 1,580
       Deduct total stock-based employee compensation
                expense determined under fair-value-based
                method for all awards, net of tax                     45         53                  144         188
                                                                      --         --                  ---         ---
       Pro forma net income/(loss)                                $ (942)     $ 729               $ (120)    $ 1,392
                                                                    -----       ---                 -----      -----

       Earnings/(loss) per share:
       Basic                                   As Reported        $ (.60)     $ .53               $  .02     $  1.08
                                               Pro forma            (.63)       .50                 (.08)        .95
       Diluted                                 As Reported          (.56)       .51                  .02        1.03
                                               Pro forma            (.59)       .47                 (.08)        .91


5.   RECENT DEVELOPMENTS

On May 26, 2004, the Board of Directors of the Company declared a quarterly dividend of $.12 per common share. The dividend was paid July 1, 2004, to shareholders of record as of June 18, 2004.

6.   OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities. At June 30, 2004, the Bank had no outstanding commitments to purchase investment securities.

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB also issued a staff position that indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company currently believes that the deferral of the effective date of SFAS No. 150 will not have a material impact on its consolidated balance sheets or consolidated statements of operations when implemented.

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

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 clarifies certain provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended portions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for periods following June 30, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. The adoption of SFAS No. 149 on April 1, 2004, did not have any impact on the Company's consolidated financial statements, as the Company has determined that the loan commitments relating to the origination of the mortgage loans held-for-sale outstanding as of June 30, 2004 do not constitute a derivative instrument and therefore do not fall under the scope of SFAS 149. Such loans are originated and sold simultaneously to an institutional investor and therefore do not carry any inherent interest rate risk.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate loans and commercial and industrial loans. Management believes that the Company's allowance for loan losses at June 30, 2004 is adequate to provide for estimated probable losses inherent in the portfolio.

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

FINANCIAL CONDITION

Total assets were $545.5 million as of June 30, 2004, an increase of $20.8 million, or 4.0%, from $524.7 million at December 31, 2003. The increase primarily was due to an increase in the securities available-for-sale portfolio, offset in part by decreases in cash and due from banks, federal funds sold, and the securities held-to-maturity portfolio. Securities available-for-sale increased $52.7 million, or 24.3%, to $269.7 million at June 30, 2004, compared to $217.0 million at December 31, 2003. The increase in securities available-for-sale was due to increased purchase activity. The decrease from period to period in federal funds sold and cash and due from banks, of $25.2 million and $10.1 million, respectively, primarily reflects the decrease of seasonal municipal funds on deposit at December 31, 2003. Loans, net of unearned income and deferred fees, increased $13.1 million, from $226.1 million at December 31, 2003, to $239.2 million at June 30, 2004, reflecting increases primarily in commercial real estate loans and commercial and industrial loans. Deferred tax assets increased $4.0 million, or 269.9%, from $1.5 million at December 31, 2003, to $5.4 million at June 30, 2004 reflecting an increase in deferred tax assets which, in turn, was directly related to both the $3.9 million increase in accumulated other comprehensive loss at June 30, 2004, and the $5.5 million provision for loan losses for the six months ended June 30, 2004.

Total liabilities increased $24.6 million, or 4.9%, from $498.3 million at December 31, 2003, to $522.9 million at June 30, 2004. The increase in total liabilities was due principally to an increase in federal funds purchased and other borrowings, partially offset by a decrease in total deposits. The Company utilizes borrowings, primarily in the form of overnight federal funds purchased, securities sold under agreements to repurchase, and medium and convertible term advances from the Federal Home Loan Bank of New York (FHLBNY), as a low cost funding source to fund asset growth. The decrease in total deposits is primarily the result of a decrease in NOW and money market deposits of $46.6 million, or 37.7%, from $123.7 million at December 31, 2003 to $77.1 million at June 30, 2004, attributable to the withdrawal of seasonal municipal funds on deposit at December 31, 2003. Other time deposits decreased $12.5 million, or 14.6%, from $85.5 million at December 31, 2003, to $73.0 million at June 30, 2004 as the Bank strives to substitute low cost demand, savings, NOW and money market deposits for time deposits. There were $69.9 million of federal funds purchased and securities sold under agreements to repurchase at June 30, 2004. Other borrowings increased $15.0 million, or 24.6%, to $76.0 million at June 30, 2004.

Stockholders' equity decreased $3.8 million, or 14.4%, from $26.4 million at December 31, 2003, to $22.6 million at June 30, 2004. The decrease in stockholders equity was attributable to a $3.9 million increase in accumulated other comprehensive loss relating to the securities available-for-sale portfolio, and dividends declared of $361,000. Offsetting in part those decreases, were $427,000 of stock issued through the exercise of stock options and the dividend reinvestment and stock purchase plan, and $24,000 of net income for the six months ended June 30, 2004.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-performing loans although the amount of non-performing loans is not material.



                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                -----------2004-----------            -----------2003-----------
                                                                     AVERAGE                               AVERAGE
                                              AVERAGE                YIELD/          AVERAGE               YIELD/
                                              BALANCE    INTEREST     COST           BALANCE    INTEREST    COST
                                              -------    --------     ----           -------    --------    ----
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits      $      1,267   $       3       .95 %    $    13,820     $     38    1.10 %
     Securities, net (1)                     280,786       2,757      3.93          208,676        2,094    4.01
     Loans, net of unearned income and
         deferred fees (2)                   236,426       3,871      6.55          215,375        3,800    7.06
                                             -------       -----      ----          -------        -----    ----
Total interest-earning assets                518,479       6,631      5.12          437,871        5,932    5.42
Non-interest-earning assets                   34,633                                 39,239
                                              ------                                 ------
Total assets                            $    553,112                            $   477,110
                                             -------                                -------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings deposits                   $    101,239         272      1.07      $    88,159          299    1.36
     NOW and money market deposits           116,854         223       .76           89,544          212     .95
     Certificates of deposit                  89,628         653      2.91          106,366          924    3.47
                                              ------         ---      ----          -------          ---    ----
Total interest-bearing deposits              307,721       1,148      1.49          284,069        1,435    2.02
     Borrowed funds                          108,970         871      3.20           69,884          720    4.12
     Subordinated debentures                   7,732         206     10.66            7,732          205   10.61
                                               -----         ---     -----            -----          ---
Total interest-bearing liabilities           424,423       2,225      2.10          361,685        2,360    2.61
Other non-interest bearing liabilities       100,459                                 89,224
                                             -------                                 ------
Total liabilities                            524,882                                450,909
Stockholders' equity                          28,230                                 26,201
                                              ------                                 ------
Total liabilities and
     stockholders' equity               $    553,112                            $   477,110
                                             -------                                -------

Net interest income/
     interest rate spread (3)                          $   4,406      3.02%                     $  3,572    2.81 %
                                                           -----      ----                         -----    ----

Net interest margin (4)                                               3.40%                                 3.26 %
                                                                      ----                                  ----

Ratio of interest-earning assets to
     interest-bearing liabilities                                   1.22x                                   1.21x
                                                                    -----                                   -----

(1) Unrealized appreciation / depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2) Amount excludes allowance for loan losses.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.



                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                -----------2004-----------           -----------2003-----------
                                                                     AVERAGE                               AVERAGE
                                              AVERAGE                YIELD/          AVERAGE               YIELD/
                                              BALANCE    INTEREST     COST           BALANCE    INTEREST    COST
                                              -------    --------     ----           -------    --------    ----
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits       $     1,096   $       5       .91 %     $     9,081   $     50     1.10 %
     Securities, net (1)                     274,860       5,304      3.86           214,279      4,387     4.09
     Loans, net of unearned income and
         deferred fees (2)                   233,146       7,671      6.58           215,192      7,593     7.06
                                             -------       -----      ----           -------      -----     ----
Total interest-earning assets                509,102      12,980      5.10           438,552     12,030     5.49
Non-interest-earning assets                   36,599                                  40,469
                                              ------                                  ------
Total assets                             $   545,701                             $   479,021
                                             -------                                 -------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings deposits                    $   103,172         563      1.09       $    85,543        577     1.35
     NOW and money market deposits           117,364         459       .78            98,411        473      .96
     Certificates of deposit                  92,764       1,370      2.95           108,629      1,894     3.49
                                              ------       -----      ----           -------      -----     ----
Total interest-bearing deposits              313,300       2,392      1.53           292,583      2,944     2.01
     Borrowed funds                           96,563       1,637      3.39            66,528      1,398     4.20
     Subordinated debentures                   7,732         413     10.68             7,732        411    10.63
                                               -----         ---     -----             -----        ---    -----
Total interest-bearing liabilities           417,595       4,442      2.13           366,843      4,753     2.59
Other non-interest bearing liabilities       100,157                                  86,254
                                             -------                                  ------
Total liabilities                            517,752                                 453,097
Stockholders' equity                          27,949                                  25,924
                                              ------                                  ------
Total liabilities and
     stockholders' equity                $   545,701                             $   479,021
                                             -------                                 -------

Net interest income/
     interest rate spread (3)                          $   8,538      2.97 %                   $  7,277     2.90 %
                                                           -----      ----                        -----     ----

Net interest margin (4)                                               3.35%                                 3.32 %
                                                                      ----                                  ----
Ratio of interest-earning assets to
     interest-bearing liabilities                                     1.22x                                 1.20x
                                                                      -----                                 -----

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


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004
AND 2003

GENERAL

The Company reported a net loss of $897,000, or a basic loss per share of $.60 for the three months ended June 30, 2004, compared to net income of $782,000, or basic earnings per share of $.53, for the three months ended June 30, 2003. The loss recognized for the quarter ended June 30, 2004, is attributable to an increase in the Company's provision for loan losses relating to its automobile loan portfolio.

INTEREST INCOME

Interest income increased $699,000, or 11.8%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. That increase was attributable to the $80.6 million, or 18.4%, increase in the average balance of interest-earning assets from $437.9 million for the three months ended June 30, 2003, to $518.5 million for the three months ended June 30, 2004. The increase in income from the increase in the average balance of interest earning assets was offset in part by a 30 basis point decrease in the average yield on interest-earning assets from 5.42% for the three months ended June 30, 2003, to 5.12% for the comparable 2004 period. The decrease in average yield on interest-earning assets was attributable to an 8 basis point decrease in yield on securities which declined from 4.01% for the three months ended June 30, 2003, to 3.93% for the three months ended June 30, 2004, and a 51 basis point decrease in the average yield on loans, net, from 7.06% for the three months ended June 30, 2003, to 6.55% for the comparable 2004 period. Partially offsetting the declines in yield from period to period was a $72.1 million, or 34.6% increase in the average balance of securities from $208.7 million for three months ended June 30, 2003, to $280.8 million for the three months ended June 30, 2004, and a $21.0 million, or 9.8% increase in the average balance of loans, net, from $215.4 million for the three months ended June 30, 2003, to $236.4 million for the comparable 2004 period.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2004 was $2.2 million, compared to $2.4 million for the three months ended June 30, 2003, a decrease of $135,000, or 5.7%. The decrease was attributable to a 51 basis point decrease in the average cost of interest-bearing liabilities from 2.61% for the three months ended June 30, 2003 to 2.10% for the three months ended June 30, 2004. The decrease in average cost was partially offset by a $62.7 million, or 17.4%, increase in the average balance of total interest-bearing liabilities from $361.7 million for the three months ended June 30, 2003 to $424.4 million for the three months ended June 30, 2004. The increase in average interest-bearing liabilities, when compared to the prior year period, reflects increases of $23.7 million in the average balance of interest-bearing deposits and $39.1 million in the average balance of borrowed funds. There was no change in the average balance of subordinated debentures from June 30, 2003, to June 30, 2004.

Interest expense on interest-bearing deposits decreased $287,000, or 20.0%, for the three months ended June 30, 2004, from $1.4 million for the corresponding 2003 period to $1.1 million for the current period. That decrease was primarily due to a 53 basis point decrease in the average rate paid on interest-bearing deposits from 2.02% for three months ended June 30, 2003 to 1.49% for the corresponding period in 2004. Offsetting, in part, the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $23.7 million for the three months ended June 30, 2004 from the corresponding period in 2003. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $13.1 million, or 14.8%, and in the average balances of NOW and money market deposits of $27.3 million, or 30.5% from period to period.

Interest expense on borrowed funds increased $151,000, or 21.0%, from $720,000 for the three months ended June 30, 2003, to $871,000 for the three months ended June 30, 2004. The increase was primarily due to the average balance of borrowed funds, which increased from $69.9 million for the three months ended June 30, 2003 to $109.0 million for the three months ended June 30, 2004. Offsetting in part the cost from the increase in the average balance was a 92 basis point decrease in the average cost of borrowed funds from 4.12% for the 2003 period, to 3.20% for the 2004 period.

NET INTEREST INCOME

Net interest income increased by $834,000, or 23.4%, from $3.6 million for the three months ended June 30, 2003, to $4.4 million for the three months ended June 30, 2004. The average cost of total interest-bearing liabilities for the period decreased 51 basis points from 2.61% in the 2003 period to 2.10% in the 2004 period. The average yield on total interest-earning assets for the period decreased 30 basis points from 5.42% in the 2003 period to 5.12% in the 2004 period. The net interest rate spread increased 21 basis points, from 2.81% for the three months ended June 30, 2003, to 3.02% for the three months ended June 30, 2004.

PROVISION FOR LOAN LOSSES

The Company made a $5,000,000 provision for loan losses for the three months ended June 30, 2004, compared to no provision for loan losses made for the three months ended June 30, 2003. The determination to increase the provision for loan losses for the three months ended June 30, 2004 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $6.7 million and $2.3 million at June 30, 2004 and December 31, 2003, respectively. The allowance for loan losses as a percentage of loans was 2.81% and 1.01% at June 30, 2004 and December 31, 2003, respectively.

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


                                                                 JUNE 30, 2004         DECEMBER 31, 2003
                                                                 -------------         -----------------
                                                                         (DOLLARS IN THOUSANDS)
NON-ACCRUAL LOANS:
     Commercial and industrial loans                               $        -             $      -
     Commercial real estate loans                                           -                    -
     Automobile loans                                                       -                    -
                                                                          ---                  ---
         Total non-accrual loans                                            -                    -
                                                                          ---                  ---
LOANS ACCRUING - OVER 90 DAYS:
     Commercial and industrial loans                                       56                    -
                                                                           --                  ---
         Total loans accruing-over 90 days                                 56                    -
                                                                           --                  ---
Total non-performing loans                                         $       56             $      -
                                                                           --                  ---
Allowance for loan losses as a percentage of loans (1)                   2.81 %               1.01 %
Allowance for loan losses as a percentage
     of total non-performing loans                                  12,003.57                    -
Non-performing loans as a percentage of loans (1)                         .02 %                  - %

(1) Loans include loans, net of unearned income and deferred fees.


OTHER OPERATING INCOME

Other operating income increased $2.4 million, to $3.5 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. That increase was primarily attributable to an increase in net gain on sales and calls of securities of $2.3 million, and a $100,000, or 19.3%, increase in service charges on deposit accounts reflecting an increased fee structure and overall growth in the depositor base.

OTHER OPERATING EXPENSES

Other operating expenses increased $1.0 million, or 29.5%, from $3.4 million for the three months ended June 30, 2003, to $4.4 million for the three months ended June 30, 2004. The increase in operating expenses stemmed from expenses associated with the automobile loan portfolio of $798,000.

INCOME TAXES

For the three months ended June 30, 2004, an income tax benefit of $592,000 was recorded for the three months ended June 30, 2004, compared to income tax expense of $434,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, the Company recorded a loss before income taxes of $1.4 million, compared to income before income taxes of $1.2 million for the three months ended June 30, 2003.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL

The Company reported net income of $24,000, or diluted earnings per share of $.02 for the six months ended June 30, 2004, compared to $782,000, or diluted earnings per share of $1.03 for the six months ended June 30, 2003.

INTEREST INCOME

Interest income increased $950,000, or 7.9%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. That increase was attributable to the $70.6 million, or 16.1%, increase in the average balance of interest-earning assets from $438.6 million for the six months ended June 30, 2003, to $509.1 million for the six months ended June 30, 2004. The increase in income from the increase in the average balance of interest earning assets was offset in part by a 39 basis point decrease in the average yield on interest-earning assets from 5.49% for the six months ended June 30, 2003, to 5.10% for the comparable 2004 period. The decrease in average yield on interest-earning assets was attributable to a 23 basis point decrease in yield on securities which declined from 4.09% for the six months ended June 30, 2003, to 3.86% for the six months ended June 30, 2004, and a 48 basis point decrease in the average yield on loans, net, from 7.06% for the six months ended June 30, 2003, to 6.58% for the comparable 2004 period. Partially offsetting the declines in yield from period to period was a $60.6 million, or 28.3% increase in the average balance of securities from $214.3 million for the six months ended June 30, 2003, to $274.9 million for the six months ended June 30, 2004, and a $17.9 million, or 8.3% increase in the average balance of loans, net of unearned income and deferred fees, from $215.2 million for the six months ended June 30, 2003, to $233.1 million for the comparable 2004 period.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2004 was $4.4 million, compared to $4.8 million for the three months ended June 30, 2003, a decrease of $311,000, or 6.5%. The decrease was attributable to a 46 basis point decrease in the average cost of interest-bearing liabilities from 2.59% for the six months ended June 30, 2003 to 2.13% for the six months ended June 30, 2004. The decrease in average cost was partially offset by a $50.8 million, or 13.8%, increase in the average balance of total interest-bearing liabilities from $366.8 million for the six months ended June 30, 2003 to $417.6 million for the six months ended June 30, 2004. The increase in average interest-bearing liabilities, when compared to the prior year period, reflects increases of $20.7 million in the average balance of interest-bearing deposits and $30.0 million in the average balance of borrowed funds. There was no change in the average balance of subordinated debentures from June 30, 2003, to June 30, 2004.

Interest expense on interest-bearing deposits decreased $552,000, or 18.8%, for the six months ended June 30, 2004, from $2.9 million for the corresponding 2003 period to $2.4 million for the current period. That decrease was primarily due to a 48 basis point decrease in the average rate paid on interest-bearing deposits from 2.01% for six months ended June 30, 2003 to 1.53% for the corresponding period in 2004. Offsetting, in part, the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $20.7 million for the six months ended June 30, 2004 from the corresponding period in 2003. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $17.6 million, or 20.6%, and in the average balances of NOW and money market deposits of $19.0 million, or 19.3% from period to period.

Interest expense on borrowed funds increased $239,000, or 17.1%, from $1.4 million for the six months ended June 30, 2003, to $1.6 million for the six months ended June 30, 2004. The increase was primarily due to the average balance of borrowed funds, which increased from $66.5 million for the six months ended June 30, 2003 to $96.6 million for the six months ended June 30, 2004. Offsetting in part the cost from the increase in the average balance was an 81 basis point decrease in the average cost of borrowed funds from 4.20% for the 2003 period, to 3.39% for the 2004 period.

NET INTEREST INCOME

Net interest income increased by $1.2 million, or 17.3%, from $7.3 million for the six months ended June 30, 2003, to $8.5 million for the three months ended June 30, 2004. The average cost of total interest-bearing liabilities for the period decreased 46 basis points from 2.59% in the 2003 period to 2.13% in the 2004 period. The average yield on total interest-earning assets for the period decreased 39 basis points from 5.49% in the 2003 period to 5.10% in the 2004 period. The net interest rate spread increased 7 basis points, from 2.90% for the six months ended June 30, 2003, to 2.97% for the period ended June 30, 2004.

PROVISION FOR LOAN LOSSES

The Company made a $5,500,000 provision for loan losses for the six months ended June 30, 2004, compared to a $60,000 provision for loan losses made for the six months ended June 30, 2003. The determination to increase the provision for loan losses for the three months ended June 30, 2004 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $6.7 million and $2.3 million at June 30, 2004 and December 31, 2003, respectively. The allowance for loan losses as a percentage of loans was 2.81% and 1.01% at June 30, 2004 and December 31, 2003, respectively.

OTHER OPERATING INCOME

Other operating income increased $3.2 million, to $5.2 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. That increase was primarily attributable to an increase in net gain on sales and calls of securities of $2.6 million, an increase in income relating to earnings on bank owned life insurance which resulted in proceeds of $192,000 received in conjunction with the death of the Company's Chairman, and an increase from service charges on deposit accounts. The latter increased $290,000, or 29.6%, reflecting an increased fee structure and overall growth in the depositor base.

OTHER OPERATING EXPENSES

Other operating expenses increased $1.6 million, or 24.3%, from $6.8 million for the six months ended June 30, 2003, to $8.4 million for the six months ended June 30, 2004. The increase in operating expenses stemmed from expenses associated with the automobile loan portfolio of $855,000 and the Bank's continued planned branch expansion.

INCOME TAXES

For the six months ended June 30, 2004, an income tax benefit of $193,000 was recorded for the six months ended June 30, 2004, compared to income tax expense of $880,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004, the Company recorded a loss before income taxes of $169,000, compared to income before income taxes of $2.5 million for the six months ended June 30, 2003.

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

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and sales of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $9.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York equal to 12.8% of the Company's assets at June 30, 2004, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including repurchase agreements.

At June 30, 2004, the Company's other borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed, callable U.S. agency securities, and certain other qualifying commercial real-estate collateral.

At June 30, 2004, convertible and medium term advances outstanding were as follows:

                                                                              CALL                  CONTRACTUAL
                                        AMOUNT            RATE                DATE                   MATURITY
                                        ------            ----                ----                   --------
Convertible advance                 $   14,000,000         5.49%            8/19/2004                2/19/2008
Convertible advance                     15,000,000         4.59%            7/21/2004                1/21/2009
Convertible advance                      5,000,000         2.24%            2/03/2006                 2/3/2009
Convertible advance                     14,000,000         4.97%            7/19/2004                1/19/2011
Convertible advance                      3,000,000         4.11%           12/11/2005               12/12/2011
Convertible advance                     10,000,000         2.64%            5/28/2008                5/28/2013
Medium term advance                      5,000,000         3.99%                    -               12/13/2004
Medium term advance                     10,000,000         2.37%                    -                4/14/2006
                                        ----------
                                    $   76,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During the six months ended June 30, 2004, and 2003, the Company's purchases of securities that were classified available-for-sale totaled $577.7 million and $487.5 million, respectively. Loan originations, net of principal repayments on loans, totaled $14.4 million and $.3 million for the six months ended June 30, 2004, and 2003, respectively. Borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 2004, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 5.40%, 9.57%, and 10.83%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2004, the Board of Directors, approved a 5% stock repurchase program that would enable the Company to repurchase approximately 74,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement. In determining the extent and timing of stock repurchase programs, in addition to capital adequacy, the Company considers, the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market System. At June 30, 2004, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.


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

At June 30, 2004, 78.5% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.2 years. At that date, $52.0 million, or 18.8%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average contractual maturity of 8.3 years. At June 30, 2004, the Company had $50.3 million of certificates of deposit with maturities of one year or less and $11.9 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 14.7% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, federal funds purchased and securities sold under agreements to repurchase, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At June 30, 2004, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:


             CHANGE IN                   POTENTIAL CHANGE IN                       POTENTIAL CHANGE IN
           INTEREST RATES                NET INTEREST INCOME                  NET ECONOMIC VALUE OF EQUITY
           IN BASIS POINTS             $ CHANGE      % CHANGE                  $ CHANGE          % CHANGE
           ---------------             --------      --------                  ---------         --------
                                                           (DOLLARS IN THOUSANDS)

                200                    $(2,761)        (13.94)%              $   (7,458)          (29.67) %
                100                     (1,374)         (6.94)                   (3,224)          (12.83)
              Static                        --             --                        --               --
               (100)                        (2)          (.01)                    1,341             5.34
               (200)                      (934)         (4.71)                   (1,535)           (6.11)

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

   1.  Evaluation of disclosure controls and procedures.  The Company  maintains
       ------------------------------------------------
       controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by the report required by paragraph (b) of Section 240.13a-15 or Section 240.15d-15 of this chapter, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.
2.     Changes in internal controls. The Company made no significant changes  in
       ----------------------------
       its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


PART II - OTHER INFORMATION
---------------------------


ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------
           Not applicable.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF
-------    ---------------------------------------------------------------
           EQUITY SECURITIES
           -----------------

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
-------    -------------------------------
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

           The Company's Annual Meeting of Stockholders was held on April 28, 2004, and the following individuals were elected as Directors for a term of three years each:

                                                   Vote          Votes              Broker
                                                   For          Withheld          Abstentions    Non-Votes
                                                   ---          --------          -----------    ---------
           Donald Del Duca                      1,265,448         4,909                -             -
           Frank DiFazio                        1,265,448         4,909                -             -
           Gordon A. Lenz                       1,263,948         6,409                -             -
           Thomas F. Roberts, III               1,264,148         6,209                -             -
           Alfred Romito                        1,265,648         4,709                -             -

           The term of the following Directors continued after the Annual Meeting: Harvey
           Auerbach, John L. Ciarelli, Esq., Frank J. Esposito, Waldemar Fernandez, Douglas C.
           Manditch, John R. McAteer, Werner S. Neuburger, John C. Tsunis, Esq.

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

           b.  REPORTS ON FORM 8-K
               -------------------

               On April 27, 2004 the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company's financial results for the three months ended March 31, 2004.

               On July 26, 2004 the Company filed a Form 8-K to disclose that the Company had issued a press release to announce the Company's financial results for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                         LONG ISLAND FINANCIAL CORP.
                                         (REGISTRANT)


Date: August 16, 2004                    By: /s/ Douglas C. Manditch
                                             -----------------------
                                         Douglas C. Manditch
                                         President and Chief Executive Officer


Date: August 16, 2004                    By: /s/ Thomas Buonaiuto
                                             --------------------
                                         Thomas Buonaiuto
                                         Vice President and Treasurer