Form 10-Q
period 2004-09-30
LONG ISLAND FINANCIAL CORP
filed 2004-11-15
CIK 1070517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)    Quarterly Report Pursuant to Section 13 or 15(d) of
   [X]                 the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2004
                                       OR
   [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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

Common Stock par value $.01, per share. The registrant had 1,511,634 shares of Common Stock outstanding as of November 5, 2004.




                                    Form 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX
                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                         Number
------------------------------

ITEM 1. Consolidated Financial Statements - Unaudited

        Consolidated Balance Sheets at September 30, 2004
              and December 31, 2003                                                                       2
        Consolidated Statements of Earnings for the Three Months and
              Nine Months Ended September 30, 2004 and 2003                                               3
        Consolidated Statement of Changes in Stockholders' Equity
              and Other Comprehensive Loss for the Nine Months
                   Ended September 30, 2004                                                               4
        Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2004 and 2003                                                           5
        Notes to Consolidated Financial Statements                                                        6

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
              of Operations                                                                              11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                       22

ITEM 4. Controls and Procedures                                                                          23


PART II  - OTHER INFORMATION
----------------------------

ITEM 1. Legal Proceedings                                                                                24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                      24

ITEM 3. Defaults Upon Senior Securities                                                                  24

ITEM 4. Submission of Matters to a Vote of Security Holders                                              24

ITEM 5. Other Information                                                                                24

ITEM 6. Exhibits                                                                                         24

SIGNATURES                                                                                               25


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.       Consolidated Financial Statements
-----------------------------------------------

                           LONG ISLAND FINANCIAL CORP.
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)
                                                                                   September 30,       December 31,
                                                                                        2004               2003
                                                                                        ----               ----
Assets:

Cash and due from banks                                                            $   11,547          $  21,447
Interest earning deposits                                                                  45                 98
Federal funds sold                                                                          -             25,200
                                                                                       ------             ------
              Total cash and cash equivalents                                          11,592             46,745
Securities held-to-maturity (fair value $14,438 at December 31, 2003)                       -             12,474
Securities available-for-sale, at fair value                                          258,821            216,967
Federal Home Loan Bank stock                                                            6,372              3,050
Loans, held for sale                                                                      786              2,360
Loans, net of unearned income and deferred fees                                       244,768            226,128
Less allowance for loan losses                                                         (5,794)            (2,290)
                                                                                        -----              -----
              Loans, net                                                              238,974            223,838
Premises and equipment, net                                                             5,504              5,756
Accrued interest receivable                                                             2,957              2,401
Bank owned life insurance                                                               7,712              8,213
Deferred tax asset                                                                      2,588              1,466
Prepaid expenses and other assets                                                       2,580              1,401
                                                                                        -----              -----
              Total assets                                                         $  537,886          $ 524,671
                                                                                      -------            -------

Liabilities and Stockholders' Equity:

Deposits:
    Demand deposits                                                                $  105,324          $  98,693
    Savings deposits                                                                  109,950            104,231
    NOW and money market deposits                                                      85,769            123,732
    Other time deposits                                                                61,436             85,515
    Time certificates issued in excess of $100,000                                     10,860             13,272
                                                                                       ------             ------
              Total deposits                                                          373,339            425,443
Federal funds purchased and securities sold under agreements to repurchase             50,430                  -
Other borrowings                                                                       76,000             61,000
Subordinated debentures                                                                 7,732              7,732
Accrued expenses and other liabilities                                                  2,976              4,078
                                                                                        -----              -----
              Total liabilities                                                       510,477            498,253
                                                                                      -------            -------
Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
      1,846,589 and 1,825,211 shares issued; 1,509,689 and
      1,488,311 shares outstanding, respectively)                                          18                 18
    Surplus                                                                            21,500             20,973
    Accumulated surplus                                                                10,967             10,333
    Accumulated other comprehensive loss                                                 (898)              (728)
    Treasury stock at cost, (336,900 shares)                                           (4,178)            (4,178)
                                                                                        -----              -----
              Total stockholders' equity                                               27,409             26,418
                                                                                       ------             ------
              Total liabilities and stockholders' equity                           $  537,886          $ 524,671
                                                                                      -------            -------

    See accompanying notes to consolidated financial statements.


                           LONG ISLAND FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                        For the Three Months     For the Nine Months
                                                                         Ended September 30,      Ended September 30,
                                                                         2004        2003              2004         2003
                                                                         ----        ----              ----         ----
Interest income:
     Loans                                                            $ 4,091   $   3,762          $ 11,762     $ 11,355
     Securities                                                         2,803       2,071             8,107        6,458
     Federal funds sold and earning deposits                                1          15                 6           65
                                                                         ----         ---               ---        -----
         Total interest income                                          6,895       5,848            19,875       17,878
                                                                        -----       -----            ------       ------

Interest expense:
     Savings deposits                                                     309         272               872          849
     NOW and money market deposits                                        124          96               583          569
     Other time deposits                                                  529         757             1,770        2,489
     Time certificates issued in excess of $100,000                        51          95               180          257
     Borrowed funds                                                     1,141         746             2,778        2,144
     Subordinated debentures                                              208         209               621          620
                                                                          ---         ---               ---          ---
         Total interest expense                                         2,362       2,175             6,804        6,928
                                                                        -----       -----             -----        -----

         Net interest income                                            4,533       3,673            13,071       10,950
                                                                        -----       -----            ------       ------

Provision for loan losses                                                  75           -             5,575           60
                                                                           --        ----             -----           --

Net interest income after provision for loan losses                     4,458       3,673            7,496        10,890
                                                                        -----       -----            -----        ------

Other operating income:
     Service charges on deposit accounts                                  572         550             1,842        1,530
     Net (loss)gain on sales and calls of securities                      (11)        158             2,869          400
     Net gain on sale of residential loans                                208         185               604          512
     Earnings on bank-owned life insurance                                 85         102               480          306
     Other                                                                141         141               404          399
                                                                          ---         ---               ---          ---
         Total other operating income                                     995       1,136             6,199        3,147
                                                                          ---       -----             -----        -----

Other operating expenses:
     Salaries and employee benefits                                     1,771       1,918             5,772        5,533
     Occupancy expense                                                    335         296               964          787
     Premises and equipment expense                                       354         346             1,120          993
     Automobile loan expense                                              206           -             1,061            -
     Other                                                                972       1,015             3,132        3,030
                                                                          ---       -----             -----        -----
         Total other operating expenses                                 3,638       3,575            12,049       10,343
                                                                        -----       -----            ------       ------

         Income before income taxes                                     1,815       1,234             1,646        3,694

Income taxes                                                              664         440               471        1,320
                                                                          ---         ---               ---        -----
         Net income                                                   $ 1,151   $     794          $  1,175    $   2,374
                                                                        -----         ---             -----        -----

Basic earnings per share                                              $   .76   $     .54          $    .78    $    1.62
                                                                          ---         ---               ---         ----
Diluted earnings per share                                            $   .73   $     .51          $    .74    $    1.54
                                                                          ---         ---               ---         ----
Weighted average shares outstanding                                 1,508,636   1,481,347         1,503,608    1,467,496
                                                                    ---------   ---------         ---------    ---------
Diluted weighted average shares outstanding                         1,580,404   1,555,731         1,583,682    1,537,465
                                                                    ---------   ---------         ---------    ---------

See accompanying notes to consolidated financial statements.


                           LONG ISLAND FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                          and Other Comprehensive Loss
                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)

                                                              (In thousands,except share data)
                                                                                  Accumulated
                                                                                     other
                                            Common                 Accumulated   comprehensive   Treasury
                                             stock       Surplus     surplus         loss         stock      Total
                                             ---------------------------------------------------------------------

Balance at December 31, 2003               $   18        20,973     10,333           (728)        (4,178)    26,418

Comprehensive income:
    Net income                                  -             -      1,175              -              -      1,175
      Other comprehensive loss,
        net of tax:
         Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -          -           (170)             -       (170)
                                                                                                                ---
Total comprehensive income                                                                                    1,005
                                                                                                              -----

Exercise of stock options and related
     tax benefit, issued 17,835 shares          -           389          -              -              -        389

Dividend reinvestment and stock purchase
     plan, issued 3,543 shares                  -           138          -              -              -        138

Dividends declared on common stock
     ($.36 per common share)                    -             -       (541)             -              -       (541)
                                             ----------------------------------------------------------------------

Balance at September 30, 2004              $   18        21,500     10,967           (898)        (4,178)    27,409
                                             ----------------------------------------------------------------------



                                                             Nine Months Ended
                                                                September 30,
                                                                     2004
                                                                     ----
(In thousands)
Net unrealized depreciation
  arising during the year, net of tax                            $ (1,977)
Less: Reclassification adjustment for net
  gains included in net income, net of tax                          1,807
                                                                    -----

Net unrealized loss on securities, net of tax                      $ (170)

See accompanying notes to consolidated financial statements.





                           LONG ISLAND FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                       For the Nine Months
                                                                                                       Ended September 30,
(In thousands)                                                                                     2004         2003
                                                                                                   ----         ----
Cash flows from operating activities:
    Net income                                                                                 $    1,175   $   2,374
    Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                      5,575          60
     Depreciation and amortization                                                                    806         727
     Amortization of premiums, net of discount accretion                                              198       1,463
     Net gain on sales and calls of securities, held-to-maturity                                     (335)          -
     Net gain on sales and calls of securities, available-for-sale                                 (2,534)       (400)
     Loans originated for sale, net of proceeds from sales and gains                                1,574      (1,682)
     Net deferred loan origination fees                                                                88         126
     Earnings on bank owned life insurance                                                           (288)       (306)
     Bank owned life insurance benefit                                                               (192)          -
     Deferred income taxes                                                                         (1,009)          -
     Change in other assets and liabilities:
         Accrued interest receivable                                                                 (556)        309
         Prepaid expenses and other assets                                                         (1,120)        222
         Accrued expenses and other liabilities                                                    (1,102)       (107)
                                                                                                    -----         ---
         Net cash provided by operating activities                                                  2,280       2,786
                                                                                                    -----       -----
Cash flows from investing activities:
     Purchases of securities available-for-sale                                                  (577,925)   (565,050)
     Net purchase of Federal Home Loan Bank stock                                                  (3,322)       (912)
     Proceeds from sales of securities available-for-sale                                          67,161      30,607
     Proceeds from maturities and calls of securities held-to-maturity                              1,347           -
     Proceeds from maturities and calls of securities available-for-sale                          472,822     514,181
     Principal repayments on securities                                                             9,603      29,634
     Loan originations, net of principal repayments                                               (20,799)     (5,931)
     Redemption of bank owned life insurance                                                          922           -
     Purchase of premises and equipment                                                              (554)     (2,372)
                                                                                                      ---       -----
         Net cash (used in) provided by investing activities                                      (50,745)        157
                                                                                                   ------         ---
Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW, and money market accounts                      (25,613)    (28,782)
     Net decrease in certificates of deposit                                                      (26,491)    (17,105)
     Net increase in federal funds purchased and securities sold under agreements to repurchase    50,430      18,000
     Net increase in other borrowings                                                              15,000      10,000
     Shares issued under the dividend reinvestment and stock purchase plan                            138         118
     Exercise of stock options                                                                        389         489
     Payments for cash dividends                                                                     (541)       (441)
                                                                                                      ---         ---
         Net cash provided by (used in) financing activities                                       13,312     (17,721)
                                                                                                   ------      -------
         Net decrease increase in cash and cash equivalents                                       (35,153)    (14,778)
Cash and cash equivalents at beginning of period                                                   46,745      25,790
                                                                                                   ------      ------
Cash and cash equivalents at end of period                                                     $   11,592   $  11,012
                                                                                                   ------      ------
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for:
     Interest                                                                                  $    7,473   $   6,945
                                                                                                    -----       -----
     Income taxes                                                                              $    2,171   $   1,107
                                                                                                    -----       -----
Non-cash investing activities:
------------------------------
     Fair value of securities transferred from held-to-maturity
         to available-for-sale                                                                $   13,454    $       -
                                                                                                  ------        -----

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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2003 Annual Report on Form 10-K.

The Company makes available through its internet website, www.licb.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such materials with, or furnishes it to, the Securities and Exchange Commission.

2.   SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair value of the securities held-to-maturity and available-for-sale as of the dates indicated:


                                                               September 30, 2004           December 31, 2003
                                                               ------------------           -----------------
                                                             Amortized        Fair       Amortized         Fair
                                                                Cost          Value         Cost           Value
                                                                                (In thousands)
    Held-to-maturity:
    Corporate debt                                         $        -             -    $   12,474         14,438
                                                                -----         -----        ------         ------
         Total securities held-to-maturity                 $        -             -    $   12,474         14,438
                                                                -----         -----        ------         ------

    Available-for-sale:
    U.S. Government and Agency obligations                 $  232,439       231,213    $  176,141        175,194
    Mortgage-backed securities:
       GNMA                                                    23,909        23,683        33,669         33,283
       FHLMC                                                    2,089         2,078         3,743          3,757
       FNMA                                                     1,611         1,647         2,547          2,595
    Municipal obligation                                          200           200             -              -
    Corporate debt                                                  -             -         2,010          2,138
                                                                 ----           ---         -----          -----
        Total securities available-for-sale                $  260,248       258,821    $  218,110        216,967
                                                              -------       -------       -------        -------


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

3.   LOANS, NET


Loans, net, are summarized as follows:
                                                             September 30, 2004                December 31, 2003
                                                             ------------------                -----------------
                                                                            (Dollars in thousands)
    Loans held-for-sale:
       Residential real estate loans                       $       786   100.0   %           $     2,360  100.0   %
                                                                   ---   -----                     -----  -----
    Loans, net:
       Commercial and industrial loans                     $    45,992    18.6   %           $    42,723   18.5   %
       Commercial real estate loans                            166,599    67.3                   145,084   63.0
       Automobile loans                                         29,892    12.1                    41,158   17.9
       Residential mortgage loans                                3,240     1.3                         -    0.0
       Consumer loans                                            1,836     0.7                     1,381    0.6
                                                                 -----     ---                     -----    ---
                                                               247,559   100.0                   230,346  100.0
       Less:
             Unearned income                                     1,813                             3,328
             Deferred fees, net                                    978                               890
             Allowance for loan losses                           5,794                             2,290
                                                                 -----                             -----
    Total loans, net                                       $   238,974                       $   223,838
                                                               -------                           -------

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

During the third quarter of 2004, the Company continued to monitor the performance of its automobile loan portfolio. The Company continues to act collectively with other banks, which have loans outstanding to the third party. The Company believes that the course of action taken during the second and third quarter, along with the cooperation of the other banks, has stabilized the portfolio and will ultimately lead to maximizing the value of disposed collateral.

At September 30, 2004, the automobile loan portfolio consisted of 1,367 loans with balances aggregating $28.1 million. Automobile loans represented 11.5% of the Bank's loan portfolio, net of unearned income and deferred fees. Approximately 83.8% of the automobile loan balances mature through September 2006. Delinquencies at September 30, 2004, consisted of fifteen loans, 30-89 days past due, representing $460,420, or 1.6 % of the portfolio, and five loans, aggregating $68,974, or .2% of the portfolio, greater than 90 days past due. Those five loans are classified non-accrual at September 30, 2004. Since the portfolio was underwritten to lessees of high credit quality, those delinquency statistics remain favorable and are in line with the Company's expectations.

The Company incurred operating expenses relating to the automobile loan portfolio of $206,000 for the quarter ended September 30, 2004, and $1.1 million for the nine months ended September 30, 2004. Those expenses include, but are not limited to, expenses for legal services, portfolio servicing and administration, collateral verification and disposition services, and audit and accounting services. At September 30, 2004, 63.8% of the operating expenses incurred related to the automobile loan portfolio were attributable to the satisfaction of certain liabilities of the third party and are not recurring. While the Company expects to incur future operating expenses related to the automobile loan portfolio, it expects those expenses to decrease as the portfolio matures. Recurring operating costs for the automobile loan portfolio are expensed when incurred and recorded in "automobile loan expense" in the consolidated statement of earnings.

Allowance for loan losses
-------------------------

The Company has continued to recognize losses in the automobile loan portfolio related to the shortfall between the principal balance of loans and the collateral value realized upon termination of the leases. The extent to which the Company can recover value will depend to a large extent on future market conditions for used automobiles combined with the success of the third party's national remarketing servicer's efforts. Based upon the Company's assessment of the loan portfolio and a review of recent collateral disposition activity, the Company made a provision for loan losses of $75,000 for the quarter ended September 30, 2004. Total provision for loan losses and charge-offs relating to the automobile portfolio amounted to $5.6 million and $1.9 million, respectively, for the nine months ended September 30, 2004.

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

                                                                 For the Three Months            For the Nine Months
                                                                  Ended September 30,             Ended September 30,
                                                                   2004       2003                 2004        2003
                                                                --------------------------------------------------

                                                                   (Dollars in thousands, except per share data)

       Net income as reported                                    $ 1,151      $ 794              $ 1,175     $ 2,374
       Deduct total stock-based employee compensation
                expense determined under fair-value-based
                method for all awards, net of tax                     45         53                  189         241
                                                                      --         --                  ---         ---
       Pro forma net income                                      $ 1,106      $ 741                $ 983     $ 2,133
                                                                   -----        ---                  ---       -----

       Earnings per share:
       Basic                                   As Reported         $ .76      $ .54                $ .78      $ 1.62
                                               Pro forma             .73        .50                  .66        1.45
       Diluted                                 As Reported           .73        .51                  .74        1.54
                                               Pro forma           $ .70      $ .48                $ .62      $ 1.39


5.   RECENT DEVELOPMENTS

On August 25, 2004, the Board of Directors of the Company declared a quarterly dividend of $.12 per common share. The dividend was paid October 1, 2004, to shareholders of record as of September 17, 2004.

6.   OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities. At September 30, 2004, the Bank had no outstanding commitments to purchase investment securities.

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

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 clarifies certain provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended portions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for periods following September 30, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. The adoption of SFAS No. 149 on April 1, 2004, did not have any impact on the Company's consolidated financial statements, as the Company has determined that the loan commitments relating to the origination of the mortgage loans held-for-sale outstanding as of September 30, 2004 do not constitute a derivative instrument and therefore do not fall under the scope of SFAS 149. Such loans are originated and sold simultaneously to an institutional investor and therefore do not carry any inherent interest rate risk.

In March 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain
Investments," ("EITF 03-1"), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. This delay will be superseded concurrent with the final issuance of FASB Staff Position EITF 03-01a. During the period of delay, the Company continues to apply the relevant "other-than-temporary" guidance under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations Overview
        ----------------------

The principal business of Long Island Financial Corp. consists of the operation of a wholly-owned subsidiary, Long Island Commercial Bank. Long Island
Commercial Bank is a New York state-chartered commercial bank, which began operations in 1990, and is engaged in commercial and consumer banking in
Islandia, New York, and the surrounding communities of Suffolk and Nassau counties, and in Kings County. The Bank offers a broad range of commercial and consumer banking services, including loans to and deposit accounts for small and medium-sized businesses, professionals, high net worth individuals and consumers. The Bank is an independent local bank, emphasizing personal attention and responsiveness to the needs of its customers.

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

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate loans and commercial and industrial loans. Management believes that the Company's allowance for loan losses at September 30, 2004 is adequate to provide for estimated probable losses inherent in the portfolio.

Securities

The fair value of securities classified as held-to-maturity or available-for-sale is based upon quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Deferred Tax Assets

The Company uses estimates of future earnings to support the position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company's net income will be reduced.

Financial Condition

Total assets were $537.9 million as of September 30, 2004, an increase of $13.2 million, or 2.5%, from $524.7 million at December 31, 2003. The increase primarily was due to an increase in the securities available-for-sale portfolio, offset in part by decreases in cash and due from banks, federal funds sold, and the securities held-to-maturity portfolio. Securities available-for-sale increased $41.8 million, or 19.3%, to $258.8 million at September 30, 2004, compared to $217.0 million at December 31, 2003. The increase in securities available-for-sale was due to increased purchase activity. The decrease from period to period in federal funds sold and cash and due from banks, of $25.2 million and $9.9 million, respectively, primarily reflects the decrease of seasonal municipal funds on deposit at December 31, 2003. Loans, net of unearned income and deferred fees, increased $18.7 million, from $226.1 million at December 31, 2003, to $244.8 million at September 30, 2004, reflecting increases primarily in commercial real estate loans and commercial and industrial loans. Deferred tax assets increased $1.1 million, or 76.5%, from $1.5 million at December 31, 2003, to $2.6 million at September 30, 2004, which, in turn, was directly related to both the $170,000 increase in accumulated other comprehensive loss at September 30, 2004, and the $5.6 million provision for loan losses for the nine months ended September 30, 2004.

Total liabilities increased $12.2 million, or 2.5%, from $498.3 million at December 31, 2003, to $510.5 million at September 30, 2004. The increase in total liabilities was due principally to an increase in borrowings, partially offset by a decrease in total deposits. The Company utilizes overnight and short term borrowings, primarily in the form of overnight federal funds purchased and securities sold under agreements to repurchase, and other borrowings which primarily consist of medium and convertible term advances from the Federal Home Loan Bank of New York (FHLBNY), as a low cost funding source to fund asset growth. There were $50.4 million of federal funds purchased and securities sold under agreements to repurchase at September 30, 2004. Other borrowings increased $15.0 million, or 24.6%, to $76.0 million at September 30, 2004. The decrease in total deposits is primarily the result of a decrease in NOW and money market deposits of $37.9 million, or 30.7%, from $123.7 million at December 31, 2003 to $85.8 million at September 30, 2004, attributable to the withdrawal of seasonal municipal funds on deposit at December 31, 2003. Other time deposits decreased $24.1 million, or 28.2%, from $85.5 million at December 31, 2003, to $61.4 million at September 30, 2004 as the Bank strives to substitute low cost demand, savings, NOW and money market deposits for time deposits.

Stockholders' equity increased $1.0 million, or 3.8%, from $26.4 million at December 31, 2003, to $27.4 million at September 30, 2004. The increase in stockholders equity was attributable to $1.2 million of net income for the nine months ended September 30, 2004, and $527,000 of stock issued through the exercise of stock options and the dividend reinvestment and stock purchase plan. Offsetting in part those increases, were a $170,000 increase in accumulated other comprehensive loss relating to the securities available-for-sale portfolio, and dividends declared of $541,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three and nine months ended September 30, 2004 and 2003, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-performing loans although the amount of non-performing loans is not material.



                                                                Three Months Ended September 30,
                                                -----------2004-----------            -----------2003-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                                                      (Dollars in thousands)
Assets:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits      $        427   $       1       .94 %    $      6,613   $      15     .91  %
     Securities, net (1)                     280,398       2,803      4.00           202,043       2,071    4.10
     Loans, net of unearned income and
         deferred fees (2)                   245,147       4,091      6.68           217,488       3,762    6.92
                                             -------       -----      ----           -------       -----    ----
Total interest-earning assets                525,972       6,895      5.24           426,144       5,848    5.49
Non-interest-earning assets                   24,890                                  33,909
                                              ------                                  ------
Total assets                            $    550,862                            $    460,053
                                             -------                                 -------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
     Savings deposits                   $    109,212         309      1.13      $     96,123         272    1.13
     NOW and money market deposits            61,171         124       .81            56,515          96     .68
     Certificates of deposit                  78,642         580      2.95           106,554         852    3.20
                                              ------         ---      ----           -------         ---    ----
Total interest-bearing deposits              249,025       1,013      1.63           259,192       1,220    1.88
     Borrowed funds                          165,307       1,141      2.76            69,713         746    4.28
     Subordinated debentures                   7,732         208     10.76             7,732         209   10.81
                                               -----         ---     -----             -----         ---   -----
Total interest-bearing liabilities           422,064       2,362      2.24           336,637       2,175    2.58
Other non-interest-bearing liabilities       104,273                                  98,058
                                             -------                                  ------
Total liabilities                            526,337                                 434,695
Stockholders' equity                          24,525                                  25,358
                                              ------                                  ------
Total liabilities and
     stockholders' equity               $    550,862                            $    460,053
                                             -------                                 -------


Net interest income/
     interest rate spread (3)                          $   4,533      3.00%                    $   3,673    2.91  %
                                                           -----      ----                         -----    ----

Net interest margin (4)                                               3.45%                                 3.45  %
                                                                      ----                                  ----

Ratio of interest-earning assets to
     interest-bearing liabilities                                    1.25x                                 1.27x
                                                                     -----                                 -----


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




                                                                  Nine Months Ended September 30,
                                                -----------2004-----------             -----------2003-----------
                                                                     Average                               Average
                                              Average                Yield /         Average               Yield /
                                              Balance    Interest     Cost           Balance    Interest    Cost
                                                                      (Dollars in thousands)
Assets:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits      $        872   $       6       .92 %    $      8,249   $      65    1.05  %
     Securities, net (1)                     276,719       8,107      3.91           210,155       6,458    4.10
     Loans, net of unearned income and
         deferred fees (2)                   237,176      11,762      6.61           215,966      11,355    7.01
                                             -------      ------      ----           -------      ------    ----
Total interest-earning assets                514,767      19,875      5.15           434,370      17,878    5.49
Non-interest-earning assets                   32,667                                  38,259
                                              ------                                  ------
Total assets                            $    547,434                            $    472,629
                                             -------                                 -------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
     Savings deposits                   $    105,200         872      1.11      $     89,109         849    1.27
     NOW and money market deposits            98,496         583       .79            84,292         569     .90
     Certificates of deposit                  88,023       1,950      2.95           107,930       2,746    3.39
                                              ------       -----      ----           -------       -----    ----
Total interest-bearing deposits              291,719       3,405      1.56           281,331       4,164    1.97
     Borrowed funds                          119,645       2,778      3.10            67,601       2,144    4.23
     Subordinated debentures                   7,732         621     10.71             7,732         620   10.69
                                               -----         ---     -----             -----         ---   -----
Total interest-bearing liabilities           419,096       6,804      2.16           356,664       6,928    2.59
Other non-interest-bearing liabilities       101,539                                  90,232
                                             -------                                  ------
Total liabilities                            520,635                                 446,896
Stockholders' equity                          26,799                                  25,733
                                              ------                                  ------
Total liabilities and
     stockholders' equity               $    547,434                             $   472,629
                                             -------                                 -------


Net interest income/
     interest rate spread (3)                          $  13,071     2.99 %                    $  10,950    2.90  %
                                                          ------     ----                         ------    ----

Net interest margin (4)                                               3.39%                                 3.36  %
                                                                      ----                                  ----

Ratio of interest-earning assets to
     interest-bearing liabilities                                    1.23x                                 1.22x
                                                                     -----                                 -----


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

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General

The Company reported net income of $1.2 million, or diluted earnings per share of $.73 for the three months ended September 30, 2004, compared to $794,000, or diluted earnings per share of $.51 for the three months ended September 30, 2003.

Interest Income

Interest income increased $1.0 million, or 17.9%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. That increase was attributable to the $99.9 million, or 23.4%, increase in the average balance of interest-earning assets from $426.1 million for the three months ended September 30, 2003, to $526.0 million for the three months ended September 30, 2004. The increase in income from the increase in the average balance of interest earning assets was offset in part by a 25 basis point decrease in the average yield on interest-earning assets from 5.49% for the three months ended September 30, 2003, to 5.24% for the three months ended September 30, 2004. The decrease in average yield on interest-earning assets was attributable to a 10 basis point decrease in yield on securities which declined from 4.10% for the three months ended September 30, 2003, to 4.00% for the three months ended September 30, 2004, and a 24 basis point decrease in the average yield on loans, net, from 6.92% for the three months ended September 30, 2003, to 6.68% for the the three months ended September 30, 2004. Partially offsetting the declines in yield from period to period was a $78.4 million, or 38.8% increase in the average balance of securities from $202.0 million for three months ended September 30, 2003, to $280.4 million for the three months ended September 30, 2004, and a $27.6 million, or 12.7% increase in the average balance of loans, net, from $217.5 million for the three months ended September 30, 2003, to $245.1 million for the three months ended September 30, 2004.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $2.4 million, compared to $2.2 million for the three months ended September 30, 2003, an increase of $187,000, or 8.6%. The increase was attributable to an $85.5 million increase in the average balance of interest-bearing liabilities from $336.6 million for the three months ended September 30, 2003, to $422.1 million for the three months ended September 30, 2004. The increase in the average balance of interest bearing liabilities was partially offset by a 34 basis point decrease in the average cost of interest-bearing liabilities from 2.58% for the three months ended September 30, 2003 to 2.24% for the three months ended September 30, 2004. The increase in the average interest-bearing liabilities, when compared to the prior year period, reflects decreases of $10.2 million in the average balance of interest-bearing deposits and an increase of $95.6 million in the average balance of borrowed funds. There was no change in the average balance of subordinated debentures from September 30, 2003, to September 30, 2004.

Interest expense on interest-bearing deposits decreased $207,000, or 17.0%, for the three months ended September 30, 2004, from $1.2 million for the three months ended September 30, 2003, to $1.0 million for the three months ended September 30, 2004. That decrease was due to a decrease of $10.2 million in the average balance of interest bearing deposits from period to period in conjunction with a 25 basis point decrease in the average rate paid from 1.88% for three months ended September 30, 2003 to 1.63% for the three months ended September 30, 2004. The decrease in the average balance of interest bearing deposits was the result of a decrease in the average balance of certificates of deposits.

From time to time, the Company employs various funding strategies to minimize its overall costs of funds. Offsetting, in part, the decrease in the average balance of certificates of deposit, was an increase in the average balance of savings deposits of $13.1 million, or 13.6%, and in the average balance of NOW and money market deposits of $4.7 million, or 8.2% from period to period.

Interest expense on borrowed funds increased $395,000, or 52.9%, from $746,000 for the three months ended September 30, 2003, to $1.1 million for the three months ended September 30, 2004. The increase was primarily due to the average balance of borrowed funds, which increased from $69.7 million for the three months ended September 30, 2003 to $165.3 million for the three months ended September 30, 2004. Offsetting in part the cost resulting from the increase in the average balance was a 152 basis point decrease in the average cost of borrowed funds from 4.28% for the 2003 period, to 2.76% for the 2004 period.

Net Interest Income

Net interest income increased by $860,000, or 23.4%, from $3.7 million for the three months ended September 30, 2003, to $4.5 million for the three months ended September 30, 2004. The average cost of interest-bearing liabilities decreased 34 basis points from 2.58% for the three months ended September 30, 2003, to 2.24% for the three months ended September 30, 2004. The average yield on interest-earning assets decreased 25 basis points from 5.49% for the three months ended September 30, 2003 to 5.24% for the three months ended September 30, 2004. The net interest rate spread increased 9 basis points, from 2.91% for the three months ended September 30, 2003, to 3.00% for the three months ended September 30, 2004.

Provision for Loan Losses

The Company made a $75,000 provision for loan losses for the three months ended September 30, 2004. No provision for loan losses was made for the three months ended September 30, 2003. The determination to make the provision for loan losses for the three months ended September 30, 2004 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $5.8 million at September 30, 2004 and $2.3 million at December 31, 2003. The allowance for loan losses as a percentage of loans was 2.37% at September 30, 2004, and 1.01% at December 31, 2003.

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


                                                                September 30, 2004       December 31, 2003
                                                                           (Dollars in thousands)
Non-accrual loans:
     Commercial and industrial loans                               $        -             $      -
     Commercial real estate loans                                           -                    -
     Automobile loans                                                      69                    -
                                                                          ---                  ---
         Total non-accrual loans                                           69                    -
                                                                          ---                  ---
Loans accruing - over 90 days:
     Commercial and industrial loans                                        -                    -
                                                                            -                  ---
         Total loans accruing-over 90 days                                  -                    -
                                                                            -                  ---
Total non-performing loans                                         $       69             $      -
                                                                           --                  ---
Allowance for loan losses as a percentage of loans (1)                   2.37   %             1.01   %
Allowance for loan losses as a percentage
     of total non-performing loans                                   8,397.10                    -
Non-performing loans as a percentage of loans (1)                         .03   %                -   %

(1) Loans include loans, net of unearned income and deferred fees.


Other Operating Income

Other operating income decreased $141,000, to $1.0 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. That decrease was primarily attributable to a net gain on sales and calls of securities of $158,000 for the three months ended September 30, 2003, compared to an $11,000 loss for the three months ended September 30, 2004. Offsetting that decrease, in part, was a $22,000, or 4.0%, increase in service charges on deposit accounts reflecting an increased fee structure and overall growth in the depositor base and a $23,000, or 12.4% increase in net gain on sale of residential loans.

Other Operating Expenses

Other operating expenses increased $63,000 or 1.8%, to $3.6 million for the three months ended September 30, 2004. The increase in operating expenses stemmed from expenses associated with the automobile loan portfolio for the three months ended September 30, 2004 of $206,000. Offsetting this increase, in part, were reductions in salaries and employee benefits and other expenses as the Company implemented certain cost controls and modified its branch expansion plan.

Income Taxes

Income taxes increased $224,000, or 50.9%, from $440,000 for the three months ended September 30, 2003, to $664,000 for the three months ended September 30, 2004, as a result of the increase in income before income taxes. The effective tax rates for each of the three months ended September 30, 2004, and September 30, 2003, were 36.6% and 35.7%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

General

The Company reported net income of $1.2 million, or diluted earnings per share of $.74 for the nine months ended September 30, 2004, compared to $2.4 million, or diluted earnings per share of $1.54 for the nine months ended September 30, 2003. The decrease in net income for the nine months ended September 30, 2004 as compared to the prior year period is attributable primarily to a $5.5 million increase in the Company's provision for loan losses and operating expenses relating to its automobile loan portfolio.

Interest Income

Interest income increased $2.0 million, or 11.2%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. That increase was attributable to the $80.4 million, or 18.5%, increase in the average balance of interest-earning assets from $434.4 million for the nine months ended September 30, 2003, to $514.8 million for the nine months ended September 30, 2004. The increase in income from the increase in the average balance of interest earning assets was offset in part by a 34 basis point decrease in the average yield on interest-earning assets from 5.49% for the nine months ended September 30, 2003, to 5.15% for the nine months ended September 30, 2004 . The decrease in average yield on interest-earning assets was attributable to a 19 basis point decrease in yield on securities which declined from 4.10% for the nine months ended September 30, 2003, to 3.91% for the nine months ended September 30, 2004, and a 40 basis point decrease in the average yield on loans, net, from 7.01% for the nine months ended September 30, 2003, to 6.61% for the nine months ended September 30, 2004. Partially offsetting the declines in yield from period to period was a $66.5 million, or 31.7% increase in the average balance of securities from $210.2 million for the nine months ended September 30, 2003, to $276.7 million for the nine months ended September 30, 2004, and a $21.2 million, or 9.8% increase in the average balance of loans, net of unearned income and deferred fees, from $216.0 million for the nine months ended September 30, 2003, to $237.2 million for the nine months ended September 30, 2004.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was $6.8 million, compared to $6.9 million for the nine months ended September 30, 2003, a decrease of $124,000, or 1.8%. The decrease was attributable to a 43 basis point decrease in the average cost of interest-bearing liabilities from 2.59% for the nine months ended September 30, 2003 to 2.16% for the nine months ended September 30, 2004. The decrease in the average cost was partially offset by a $62.4 million, or 17.5%, increase in the average balance of interest-bearing liabilities from $356.7 million for the nine months ended September 30, 2003, to $419.1 million for the nine months ended September 30, 2004. The increase in average interest-bearing liabilities, when compared to the nine months ended September 30, 2003, reflects increases of $10.4 million in the average balance of interest-bearing deposits and $52.0 million in the average balance of borrowed funds. There was no change in the average balance of subordinated debentures from September 30, 2003, to September 30, 2004.

Interest expense on interest-bearing deposits decreased $759,000, or 18.2%, for the nine months ended September 30, 2004, from $4.2 million for the nine months ended September 30, 2003 to $3.4 million for the nine months ended September 30, 2004. That decrease was primarily due to a 41 basis point decrease in the average rate paid on interest-bearing deposits from 1.97% for nine months ended September 30, 2003 to 1.56% for the nine months ended September 30, 2004. Offsetting, in part, the decrease in the average rate paid was an increase in the average balance of interest-bearing deposits of $10.4 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. The increase in the average balance of interest-bearing deposits was the result of increases in the average balance of savings deposits of $16.1 million, or 18.1%, and in the average balances of NOW and money market deposits of $14.2 million, or 16.9% from period to period.

Interest expense on borrowed funds increased $634,000, or 29.6%, from $2.1 million for the nine months ended September 30, 2003, to $2.8 million for the nine months ended September 30, 2004. The increase was primarily due to the average balance of borrowed funds, which increased from $67.6 million for the nine months ended September 30, 2003 to $119.6 million for the nine months ended September 30, 2004. Offsetting in part the cost from the increase in the average balance was a 113 basis point decrease in the average cost of borrowed funds from 4.23% for the nine months ended September 30, 2003, to 3.10% for nine months ended September 30, 2004.

Net Interest Income

Net interest income increased by $2.1 million, or 19.4%, from $11.0 million for the nine months ended September 30, 2003, to $13.1 million for the nine months ended September 30, 2004. The average cost of total interest-bearing liabilities for the period decreased 43 basis points from 2.59% in the 2003 period to 2.16% in the 2004 period. The average yield on total interest-earning assets for the period decreased 34 basis points from 5.49% in the 2003 period to 5.15% in the 2004 period. The net interest rate spread increased 9 basis points, from 2.90% for the nine months ended September 30, 2003, to 2.99% for the nine months ended September 30, 2004.

Provision for Loan Losses

The Company made a $5.6 million provision for loan losses for the nine months ended September 30, 2004, compared to a $60,000 provision for loan losses made for the nine months ended September 30, 2003. The determination to increase the provision for loan losses for the nine months ended September 30, 2004 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $5.8 million at September 30, 2004, and $2.3 million at December 31, 2003. The allowance for loan losses as a percentage of loans was 2.37% at September 30, 2004, and 1.01% at December 31, 2003.

Other Operating Income

Other operating income increased $3.1 million, to $6.2 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. That increase was primarily attributable to an increase in net gain on sales and calls of securities of $2.5 million, an increase in income relating to earnings on bank owned life insurance which resulted in proceeds of $192,000 received in conjunction with the death of the Company's Chairman, and an increase from service charges on deposit accounts. The latter increased $312,000, or 20.4%, reflecting an increased fee structure and overall growth in the depositor base.

Other Operating Expenses

Other operating expenses increased $1.7 million, or 16.5%, from $10.3 million for the nine months ended September 30, 2003, to $12.0 million for the nine months ended September 30, 2004. The increase in operating expenses stemmed primarily from expenses associated with the automobile loan portfolio of $1.1 million.

Income Taxes

For the nine months ended September 30, 2004, income tax expense of $471,000 was recorded for the nine months ended September 30, 2004, compared to income tax expense of $1.3 million for the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, the Company recorded income before income taxes of $1.6 million, inclusive of a nontaxable death benefit received in conjunction with the death of the Company's Chairman, compared to income before income taxes of $3.7 million for the nine months ended September 30, 2003. The effective tax rates for each of the nine months ended September 30, 2004, and September 30, 2003, were 28.6% and 35.7%, respectively.

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

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include sales of investment securities, repayment of loans and incoming deposits. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans or liquidate available-for-sale securities. It can also access its lines of credit, totaling $9.5 million, with unaffiliated financial institutions, which enable it to borrow federal funds on an unsecured basis. In addition, the Company has available lines of credit with the Federal Home Loan Bank of New York equal to 11.8% of the Company's assets at September 30, 2004, which enable it to borrow funds on a secured basis. The Company could also engage in other forms of borrowings, including repurchase agreements.

At September 30, 2004, the Company's other borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed, callable U.S. agency securities, and certain other qualifying commercial real-estate collateral.


At September 30, 2004, convertible and medium term advances outstanding were as follows:
                                                                              Call                  Contractual
                                        Amount            Rate                Date                   Maturity
                                        ------            ----                ----                   --------
Convertible advance                 $   14,000,000         5.49%           11/19/2004                2/19/2008
Convertible advance                     15,000,000         4.59%           10/21/2004                1/21/2009
Convertible advance                      5,000,000         2.24%             2/3/2006                 2/3/2009
Convertible advance                     14,000,000         4.97%           10/19/2004                1/19/2011
Convertible advance                      3,000,000         4.11%           12/12/2005               12/12/2011
Convertible advance                     10,000,000         2.64%            5/28/2008                5/28/2013
Medium term advance                      5,000,000         3.99%                -                   12/13/2004
Medium term advance                     10,000,000         2.37%                -                    4/14/2006
                                        ----------
                                    $   76,000,000


The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During the nine months ended September 30, 2004, and 2003, the Company's purchases of securities that were classified available-for-sale totaled $577.9 million and $565.1 million, respectively. Loan originations, net of principal repayments on loans, totaled $20.8 million and $5.9 million for the nine months ended September 30, 2004, and 2003, respectively. Borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 2004, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 5.66%, 10.02%, and 11.27%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2004, the Board of Directors, approved a 5% stock repurchase program that would enable the Company to repurchase approximately 74,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement. In determining the extent and timing of stock repurchase programs, in addition to capital adequacy, the Company considers, the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market System. At September 30, 2004, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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

At September 30, 2004, 79.3% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 10.4 years. At that date, $42.0 million, or 15.9%, of the Company's securities had adjustable interest rates, and its securities portfolio had a weighted average contractual maturity of 7.8 years. At September 30, 2004, the Company had $37.2 million of certificates of deposit with maturities of one year or less and $10.9 million of deposits over $100,000, which tend to be less stable sources of funding when compared to core deposits, and which represented 12.0% of the Company's interest-bearing liabilities. In a rising interest rate environment the Company's interest-bearing liabilities may adjust upwardly more rapidly than the yield on its adjustable-rate assets. Thus, due to the Company's level of shorter term certificates of deposit, federal funds purchased and securities sold under agreements to repurchase, the Company's cost of funds may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

The Company's interest rate sensitivity is monitored by management through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in net interest income over the succeeding four quarters and
(ii) the potential change in the fair market value of the equity of the Company ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change of zero and plus or minus 200 basis points in 100 basis point increments.

At September 30, 2004, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

             Change in                   Potential Change in                       Potential Change in
           Interest Rates                Net Interest Income                  Net Economic Value of Equity
           in Basis Points             $ Change      % Change                  $ Change          % Change
           ---------------             --------      --------                  ---------         --------
                                                            (Dollars in thousands)

                200                  $(2,036)          (10.87) %             $   (6,164)          (19.05)  %
                100                     (956)           (5.11)                   (2,453)           (7.58)
              Static                      --               --                        --               --
               (100)                    (891)           (4.76)                   (1,320)           (4.08)
               (200)                  (2,329)          (12.44)                   (4,477)          (13.83)

Item 4. Controls and Procedures
-------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

          None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

          None.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

          None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

          None.

Item 5.  Other Information
-------  -----------------

          None.

Item 6.  Exhibits
-------  --------

          a.   Exhibits
               --------
               11.0 Statement Re: Computation of Per Share Earnings

               31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

               31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

               32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2003

               32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                        LONG ISLAND FINANCIAL CORP.
                                        (Registrant)


Date:    November 15, 2004              By: /s/ Douglas C. Manditch
                                            -----------------------
                                        Douglas C. Manditch
                                        President and Chief Executive Officer


Date:    November 15, 2004              By: /s/ Thomas Buonaiuto
                                            --------------------
                                        Thomas Buonaiuto
                                        Vice President and Treasurer