Form 10-K
period 2004-12-31
LONG ISLAND FINANCIAL CORP
filed 2005-03-16
CIK 1070517

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)        Annual Report Pursuant to Section 13 or 15(d) of
     [X]               the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2004
                                       OR
     [ ]       Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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

 1601 Veterans Memorial Highway, Suite 120
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

Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter, was $38,328,967.

The number of shares outstanding of the registrant's common stock was 1,522,315 as of March 1, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1. Portions of the 2004 Annual Report to Stockholders for fiscal year 2004 are incorporated herein by reference - Parts II and IV.
2. Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005 are incorporated herein by reference - Part III.


                           LONG ISLAND FINANCIAL CORP.
                                 2004 FORM 10-K
                                TABLE OF CONTENTS
                                                                                                           Page
PART I                                                                                                    Number

Item 1.    Business                                                                                           1
Item 2.    Properties                                                                                        16
Item 3.    Legal Proceedings                                                                                 17
Item 4.    Submission of Matters to a Vote of Security Holders                                               17


PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities                                                                    17
Item 6.    Selected Financial Data                                                                           17
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation              18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                        18
Item 8.    Financial Statements and Supplementary Data                                                       18
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              18
Item 9A.   Controls and Procedures                                                                           18
Item 9B.   Other Information                                                                                 18


PART III

Item 10.   Directors and Executive Officers of the Registrant                                                18
Item 11.   Executive Compensation                                                                            19
Item 12.   Security Ownership of Certain Beneficial Owners and Management And                                19
           Related Stockholder Matters                                                                       19
Item 13.   Certain Relationships and Related Transactions                                                    19
Item 14.   Principal Accountant Fees and Services                                                            19


PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                        20


SIGNATURES                                                                                                   21

CERTIFICATIONS








         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
         --------------------------------------------------------------

Statements contained in this Form 10-K, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Long Island Financial Corp. (the "Company") with the Securities Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (FRB); the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; real estate values; the level of defaults; losses and prepayments on loans held by the Company in portfolio or sold in the secondary markets; demand for financial services in the Company's market area; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-K, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Those risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.

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

The Reorganization under a bank holding company structure provides greater operating flexibility by allowing the Company to conduct a broader range of business activities and permits the Board of Directors of the Company to determine whether to conduct such activities at subsidiaries of the Bank or in separate subsidiaries of the Company. The Reorganization also permits expansion into a broader range of financial services and other business activities that are not currently permitted to the Bank as a New York state-chartered commercial bank. Such activities include, among others, operating non-bank depository institutions, engaging in investment advisory services, and securities brokerage and management consulting activities.

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

The primary objective of the Company is to become a preeminent independent financial services provider by focusing on increasing market share within the communities served by offering superior personal service combined with a wide array of state of the art banking products and services to meet the needs of our commercial and consumer clients.


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

The Bank conducts a full service commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its branch network and using those deposits to originate a variety of commercial, consumer and real estate loans. During periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards is less than the amount of funds available for investment, the Bank invests excess funds in federal funds, mortgage-backed securities, corporate debt, securities issued by the U.S. Government and agencies thereof, and municipal obligations. The Bank's revenues are derived principally from interest income on its loan and securities portfolios. The Bank's principal expenses are interest paid on deposits, interest paid on borrowed funds and other operating expenses. Funding sources, other than deposits, include: secured and unsecured borrowings, available lines of credit, sales of securities under agreements to repurchase, and cash flows from lending and investing activities.

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


Market Area and Competition

The Company's primary customer base is established, small-to medium-sized businesses, professionals, and high net worth individuals and consumers. The Company believes that emphasizing personal attention and responsiveness to the needs of its clients, including providing state of the art electronic banking services and expanded service hours, contributes to the Company's competitiveness as a financial services provider.

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

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, and to adjust the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability management to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.


Maturities and Sensitivities of Loans to Changes in Interest Rates

The  following   table  shows  the   approximate   contractual   maturities  and
sensitivities to changes in interest rates of loans, net of unearned income and deferred fees, as of December 31, 2004:

                                     Commercial
                                         and       Commercial                              Residential
                                     Industrial    Real Estate   Automobile   Consumer     Real Estate     Total
                                        Loans         Loans         Loans       Loans         Loans        Loans
                                        -----         -----         -----       -----         -----        -----

                                                                     (In thousands)
Maturities:
Due within one year                   $29,702       $   1,310    $ 13,504       $  121       $    -     $ 44,637

Due after one but within five years    13,874           8,391      10,623        1,375            -       34,263
Due after five but within ten years     1,456          33,593           -          379        3,240       38,668
Due after ten years                     1,382         126,855           -            -            -      128,237
                                       ------         -------      ------        -----        -----      -------
Total Due after December 31, 2005      16,712         168,839      10,623        1,754        3,240      201,168
                                       ------         -------      ------        -----        -----      -------

Total amount due                      $46,414       $ 170,149    $ 24,127       $1,875       $3,240     $245,805
                                       ------         -------      ------        -----        -----      -------

Rate sensitivity:

Amounts with Fixed Interest Rates     $ 4,382       $  16,585    $ 10,623       $1,467       $    -     $ 33,057
Amounts with Adjustable Interest Rates 12,330         152,254           -          287        3,240      168,111
                                       ------         -------      ------          ---        -----      -------

Total Due after December 31, 2005     $16,712       $ 168,839    $ 10,623       $1,754       $3,240     $201,168
                                       ------         -------      ------        -----        -----      -------


Economic Conditions, Government Policies, Legislation, and Regulation

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and security portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and other operating income. Other operating expense of the Bank
principally   consists  of  salaries  and  the  expense  of  employee  benefits, occupancy, premises and equipment expense, and other expenses. Results of operations are also significantly affected by economic and competitive conditions, changes in interest rates, government policies, and action of regulatory authorities.

The Company's results are highly influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve system (the "Federal Reserve").

The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by financial institutions. The actions of the Federal Reserve in those areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and rates paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be fully predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the Company's operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the Company's financial condition or results of operations.


Lending Activities


General

The Bank offers a variety of commercial and consumer loan products to serve the needs of its clients. The interest rates charged by the Bank on loans are affected principally by rates offered by its competitors, the supply of money available for lending purposes and demand for such loans.


Automobile Loans

Since 2000, the Bank has maintained a program of making non-recourse loans to a local automobile leasing company (the "third party") and received as security an assignment of each individual lease and a collateral interest in each automobile. The third party, in addition to providing complete servicing of the portfolio, was obligated for the repayment of the entire principal balance of each loan at the time each individual lease terminated. In March, 2004, the Bank learned that, due to liquidity issues and financial difficulties the third party would not have the ability to fulfill its obligations and ceased origination of non-recourse loans to the automobile leasing company.

The Bank continued to closely monitor issues concerning the third party's performance. The Bank, acting collectively with nine other bank lenders to the third party, utilized internal resources and consulted with the third party enabling the third party to engage the services of experienced industry professionals, to ensure the performance of the servicing of the portfolio, and obtain the timely and orderly disposition of the collateral. The Bank believes the course of action taken during 2004, along with the cooperation of the other nine banks, stabilized the portfolio and will ultimately lead to maximizing the value of disposed collateral.

At December 31, 2004, the automobile loan portfolio consisted of 1,110 loans with balances aggregating $22.8 million. Automobile loans represented 9.4% of the Bank's loan portfolio, net of unearned income and deferred fees. Approximately 85% of the automobile loan balances mature by December 2006. Delinquencies at December 31, 2004, consisted of eight loans, 30-89 days past due, representing $198,712, or .9% of the portfolio, and three loans, aggregating $89,313, or .4% of the portfolio, greater than 90 days past due. Those three loans are classified non-accrual at December 31, 2004. Since the portfolio was underwritten to lessees of high credit quality, those delinquency statistics remain favorable and are in line with the Bank's expectations.

The Bank continues to recognize losses related to the shortfall between the principal balance of loans and the collateral value realized upon termination of the leases. The extent to which the Bank will suffer loss will depend to a large extent on future market conditions of used automobiles combined with the success of the third party's national remarketing servicer's efforts. Based upon the Bank's continued assessment of the portfolio and review of collateral disposition activity in 2004, the Bank made provisions for loan losses in 2004 of $6.3 million. Total charge-offs, relating to the automobile loan portfolio, amounted to $2.9 million in 2004, on gross loans of $17.0 million.

The Bank incurred operating expenses relating to the automobile loan portfolio of $1.4 million for 2004. Those expenses include expenses for legal services, portfolio servicing and administration, collateral perfection, verification and disposition, and audit and accounting services. While the Bank expects to incur future operating expenses related to the automobile loan portfolio, it expects those expenses to decrease as the portfolio matures. Operating costs for the automobile loan portfolio are expensed when incurred and recorded in "automobile loan expense" in the consolidated statements of earnings.


Loan Approval and Underwriting

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


Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:

                                                                     At December 31,
                                                ---------------------------------------------------------
                                                2004         2003          2002         2001         2000
                                                ---------------------------------------------------------

                                                                     (In thousands)
Loans held-for-sale:
   Residential real estate loans            $    604      $  2,360     $   1,189    $   1,472    $     711
                                                 ---         -----         -----        -----          ---

Loans, net:
   Commercial and industrial loans          $ 46,414      $ 42,723     $  54,001    $  43,972    $  39,140
   Commercial real estate loans              170,149       145,084       130,275      116,646       93,875
   Residential real estate loans               3,240             -             -            -            -
   Automobile loans                           24,127        41,158        34,188       18,300        2,693
   Consumer loans                              1,875         1,381         2,238        1,312        1,313
                                               -----         -----         -----        -----        -----
   Total loans                               245,805       230,346       220,702      180,230      137,021

   Less:
      Unearned income                         (1,342)       (3,328)       (3,396)      (2,258)        (395)
      Deferred fees, net                        (986)         (890)         (764)        (647)        (612)
                                                 ---           ---           ---          ---          ---

   Total loans, net of unearned income and
          deferred fees                      243,477       226,128       216,542      177,325      136,014
   Allowance for loan losses                  (5,591)       (2,290)       (2,346)      (2,028)      (1,872)
                                               -----         -----         -----        -----        -----
   Total loans, net                        $ 237,886      $223,838     $ 214,196    $ 175,297    $ 134,142
                                             -------       -------      --------      -------      -------

Commercial and Industrial Loans - The Bank offers a variety of commercial loan services including term loans, construction loans, demand loans, revolving credit loans, and loans guaranteed in part by the Small Business Administration. A broad range of commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion, and for the purchase of machinery and equipment. The purpose of a particular loan generally determines its structure. Commercial loans are typically underwritten on the basis of the borrower's repayment capacity from cash flow and are generally collateralized by business assets such as, but not limited to, inventory, equipment and accounts receivable. As a result, the availability of funds for the payment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, may not be apt subjects for appraisal and may fluctuate in value based upon the success of the business. Revolving credit lines are primarily collateralized by short-term assets, while term loans are primarily collateralized by long-term or fixed assets. Personal guarantees are normally required for commercial loans. At December 31, 2004, commercial and industrial loans represented 18.9% of total loans.

Commercial Real Estate Loans - The Bank originates commercial real estate loans to businesses to finance the acquisition and holding of commercial real estate. The security for the Bank's commercial real estate loans is generally located in the Bank's primary market area and is underwritten on the basis of the value of the underlying real property. Loans secured by commercial real estate generally involve a greater degree of risk than residential real estate loans. Primary risks associated with commercial real estate lending include the borrower's inability to pay the debt due to unsuccessful operation or management of the property and adverse conditions in the real estate market or economy. At December 31, 2004, commercial real estate loans represented 69.2% of total loans.

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

Residential Real Estate Loans - The Bank originates residential real estate loans primarily in its market area. The majority of residential real estate loans are sold, together with the servicing rights to those loans, on a non-recourse basis to institutional investors. The Bank limits its exposure to interest rate fluctuations and credit risk on those loans by obtaining, at the time of origination, a commitment from an institutional investor to purchase that loan from the Bank. By selling the servicing rights to the loans, the Bank avoids the associated risks and expenses of managing and servicing a loan portfolio. Income is generated from the premiums received on the sale of loans and servicing rights, and fees charged and interest earned during the period the Bank holds the loans for sale.

Allowance for Loan Losses

The allowance for loan losses is based on management's on-going evaluation of the risks inherent in its loan portfolio, the national and regional economies, and the real estate market in the Bank's primary lending area. The allowance is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known. While, based on information currently available, management believes that the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. No assurance can be given that future adjustments to the allowance will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans as deemed necessary. In addition, the Federal Deposit Insurance Corporation (FDIC) and New York State Banking Department (NYSBD) periodically review the Bank's allowance for loan losses as an integral part of their examination process. Either the FDIC or the NYSBD may require the Bank to make additional provisions for loan losses based upon judgments that may differ from those of management thereby negatively impacting the Bank's financial condition and results of operations.

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:


                                                             For the years ended December 31,
                                          ---------------------------------------------------------------------
                                          2004             2003            2002             2001           2000
                                          ---------------------------------------------------------------------

                                                                  (Dollars in thousands)
Balance at beginning of year             $ 2,290        $ 2,346          $ 2,028         $ 1,872         $ 1,475
 Provision for loan losses                 6,325             60              270             150             150
 Charge-offs:
   Commercial and industrial loans          (149)          (109)             (20)              -            (187)
   Automobile loans                       (2,891)             -                -               -             (54)
   Consumer loans                              -            (32)             (19)            (19)            (99)
                                             ---            ----             ----            ----             --
    Total charge-offs                     (3,040)          (141)             (39)            (19)           (340)
 Recoveries:
   Commercial and industrial loans            10             20               75              13             547
   Automobile loans                            5              -                -               6              13
   Consumer loans                              1              5               12               6              27
                                               -              -               --               -              --
       Total recoveries                       16             25               87              25             587
                                              --             --               --              --             ---
Net recoveries (charge-offs)              (3,024)          (116)              48               6             247
                                          -------          -----              --               -             ---
Balance at end of year                   $ 5,591        $ 2,290          $ 2,346         $ 2,028         $ 1,872
                                           -----          -----            -----           -----           -----
Ratio of net charge-offs/average net loans  1.26 %          .05 %             - %              - %             - %
                                            ----            ---              --               --              --

The following table sets forth the allocation of the Bank's allowance for loan losses at the dates indicated: At December 31,

                           ---------------------------------------------------------------------------------
                           2004                2003                2002              2001               2000
                           ---------------------------------------------------------------------------------

                             Percent             Percent             Percent             Percent           Percent
                            of Loans            of Loans            of Loans            of Loans          of Loans
                             in Each             in Each             in Each             in Each           in Each
                            Category            Category            Category            Category          Category
                            to Total            to Total            to Total            to Total          to Total
                     Amount   Loans    Amount     Loans    Amount     Loans    Amount     Loans   Amount    Loans
                     --------------------------------------------------------------------------------------------

                                                        (Dollars in thousands)
Loans held for sale:
Residential real
    estate loans     $    -   100.0%   $    -     100.0%   $    -      100.0%  $     -    100.0%  $     -    100.0%
                         --                --                  --                   --                 --
Loans, net:
Commercial and
    industrial loans $  530    18.9%   $  514      18.5%   $  684       24.5%  $   651     24.4%  $   723    28.6%
Commercial real
    estate loans        949    69.2%      960      63.0%    1,317       59.0%    1,166     64.7%      939    68.5%
Residential real
    estate loans         16     1.3%        -         -%        -          -%        -        -%        -       -%
Automobile loans      4,077     9.8%      755      17.9%      307       15.5%      160     10.2%       27     2.0%
Consumer loans           19      .8%       14        .6%       22        1.0%       18       .7%       26      .9%
Unallocated               -       -%       47         -%       16          -%       33        -%      157       -%
                         --      --        --        --        --         --        --       --       ---      --

  Total allowance for
       loan losses   $5,591   100.0%   $ 2,290    100.0%  $ 2,346      100.0%  $ 2,028    100.0%  $ 1,872    100.0%
                      -----              -----              -----                -----              -----


The Company, as deemed necessary, reviews the methodology underlying the adequacy of the allowance for loan loss calculation and adjusts the allocation of the allowance based upon past experience and known or inherent risks identified in the portfolio. Those known or inherent risks take into account, but are not limited to, the current financial condition of the borrower, impairment of any collateral value, and any adverse trends occurring in the marketplace in which the Company operates that may have an effect on the portfolio.

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

                                                   -----------------------------------------------------------
                                                    2004          2003       2002         2001          2000
                                                   -----------------------------------------------------------

                                                                         (Dollars in thousands)
Non-accrual loans:
   Commercial and industrial loans                 $  -          $  -       $ 307        $ 153        $  384
   Automobile loans                                  89             -           -            -             -
   Consumer loans                                     -             -           -           25            32
                                                     --            --         ---          ---           ---
Total non-accrual loans                              89             -         307          178           416

Loans contractually past due 90 days or
   more, other than non-accruing (2)                  -             -           -            -            -
                                                     --            --         ---          ---           ---
Total non-performing loans                         $ 89          $  -       $ 307        $ 178        $  416
                                                     --            --         ---          ---           ---

Allowance for loan losses as a
   percent of total loans (1)                      2.30 %        1.01 %      1.08 %       1.14 %        1.38 %
Allowance for loan losses as a
   percent of total non-performing loans          6,282 %           - %       764 %      1,139 %         450 %

Non-performing loans as a
   percent of total loans (1)                       .04 %           - %       .14 %        .10 %         .31 %

(1)  Loans include loans, net of unearned income and deferred fees.
(2)  Excludes  $108,000  of loans at  December  31,  2002,  which  had  matured, however,  were current with respect to scheduled  periodic principal and/or
     interest  payments.   The  Bank  was  in  the  process  of  renewing  those
     obligations and/or awaiting anticipated repayment.

Investment Activities

General - The Bank maintains a portfolio of securities in such instruments as U.S. government and agency securities, mortgage-backed securities, municipal obligations, and corporate debt securities. The investment policy of the Bank, which is approved by the Board of Directors and implemented by the Bank's Investment Committee (the "Committee") as authorized by the Board, is designed primarily to generate acceptable yields for the Bank without compromising the business objectives of the Bank or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Bank. In reviewing and establishing investment strategies, the Committee considers the business and growth plans of the Bank, the economic environment, the current interest rate sensitivity position of the Bank, the types of securities held, and other factors.

At December 31, 2004, the Company had $278.8 million in investment securities, all classified as available-for-sale, consisting of U.S. Government and Agency obligations, mortgage-backed securities, and municipal obligations. The accounting treatment of the securities of the Company is addressed in Note 1 of the Notes to the Consolidated Financial Statements in the 2004 Annual Report to Stockholders.

U.S. Government and Agency Obligations. At December 31, 2004, the Bank's U.S. Government and Agency obligations totaled $253.4 million, all of which were classified as available-for-sale. Substantially all of those securities were callable securities or structured notes, which generally possess higher yields than securities with similar contractual terms to maturity but without these features. These securities range in final maturity from 1.5 to 13 years with an average yield of 4.05%. At various times during the year, a substantial portion of this portfolio is used as collateral for seasonal municipal deposits and other borrowings.

Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (a) generate positive interest spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of the Bank.

At December 31, 2004, mortgage-backed securities totaled $25.2 million, or 4.5% of total assets, all of which were classified as available-for-sale. At December 31, 2004, 8.5% of the mortgage-backed securities carried adjustable rates and 91.5% were fixed rate. The mortgage-backed securities had coupon rates ranging from 3.25% to 7.50% and had a weighted average yield of 4.37%.

Municipal Obligations - At December 31, 2004, the Bank had a $199,000 municipal obligation in its investment portfolio. The Bank generally considers investment in municipal obligations when the taxable equivalent yields are greater than that of other securities with comparable maturities. Municipal bonds purchased by the Bank are generally required to be rated "A" or better by at least one national rating agency. Purchases of non-rated general obligation bonds are limited to in-state issues and involve the communities in areas served by the Bank.

Corporate Debt - The Bank's investment policy was amended in 2000 to include the purchase of capital notes/trust preferred securities issued primarily by financial institutions up to a limit of $15 million dollars. Those securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. To be purchased by the Bank, such higher yielding securities must be rated investment grade by at least one of the national rating agencies. At December 31, 2004, the Company had no corporate debt securities.

At December 31, 2003, the Bank maintained a portfolio of $13.0 million par value of corporate debt securities, consisting of trust preferred securities, pooled trust preferred securities, and subordinated debentures of financial institutions, classified under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115) as "held-to-maturity." On March 10, 2004, the Bank complied with an issuer's tender offer which resulted in the recognition of a gain of $335,155, from the redemption of a subordinated debenture with an amortized cost of $1.0 million. On March 10, 2004, as a result of that tender offer, the Bank transferred the remaining corporate debt securities, with an amortized cost of $11.5 million and a market value of $13.5 million from the classification of "held-to-maturity" to "available-for-sale". The Bank's compliance with the issuer's tender offer, and subsequent transfer of held-to-maturity securities to available-for-sale, was done for risk management and strategic planning reasons. On April 1, 2004, the Bank sold the entire corporate debt securities portfolio recognizing a gain of approximately $2.5 million.

Federal Home Loan Bank Stock - At December 31, 2004, the Bank held Federal Home Loan Bank Stock carried at $4.9 million. Those securities represented the Bank's investment in Federal Home Loan Bank of New York (FHLB) stock. In order to borrow from the FHLB, the Bank is required to purchase shares of FHLB non-marketable equity securities at par. For the year ended December 31, 2004, the dividend yield on the FHLB stock was 2.35%.

The following table sets forth information regarding the amortized cost (book value) and fair value of the Bank's securities portfolio at the dates indicated:
At December 31,

                                      -------------------------------------------------------------------------
                                                2004                     2003                     2002
                                      -------------------------------------------------------------------------
                                       Amortized     Fair        Amortized       Fair        Amortized    Fair
                                         Cost        Value         Cost          Value         Cost       Value
                                      -------------------------------------------------------------------------
                                                                (In thousands)
Held-to-maturity:
Corporate debt                       $       -    $       -   $  12,474     $  14,438      $  12,461  $  14,027
                                           ---          ---      ------        ------         ------     ------
Total securities held-to-maturity    $       -    $       -   $  12,474     $  14,438      $  12,461  $  14,027
                                           ---          ---      ------        ------         ------     ------

Available-for-sale:
U.S. Government and
  Agency obligations                 $ 256,102    $ 253,409   $ 176,141     $ 175,194      $ 129,345  $ 130,422
Mortgage-backed securities:
  GNMA                                  22,128       21,794      33,669        33,283         62,565     63,971
  FHLMC                                  1,982        1,960       3,743         3,757          9,879     10,015
  FNMA                                   1,424        1,452       2,547         2,595         12,920     13,122
Municipal obligations                      200          199       2,010         2,138          2,013      2,060
                                           ---          ---       -----         -----          -----      -----
Total securities available-for-sale  $ 281,836    $ 278,814   $ 218,110     $ 216,967      $ 216,722  $ 219,590
                                       -------      -------     -------       -------        -------    -------

The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 2004.


                        ---------------------------------------------------------------------------------------------------------
                                               More Than One        More Than Five             More
                          One Year or Less   Year to Five Years   Years to Ten Years       Than Ten Years            Total
                        ---------------------------------------------------------------------------------------------------------
                                   Weighted             Weighted             Weighted               Weighted     Total   Weighted
                        Amortized   Average  Amortized   Average  Amortized   Average    Amortized   Average   Amortized  Average
                          Cost       Yield     Cost       Yield     Cost       Yield       Cost       Yield      Cost      Yield
                        ---------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Available-for-sale:
Debt securities:
US Government and
  Agency obligations     $    -         - %  $ 109,772    4.00 %  $ 139,187    4.10 %    $  7,143   3.86 %  $  256,102   4.05 %
Mortgage-backed securities:
  GNMA                        -         -            -       -            -       -        22,128   4.40        22,128   4.40
  FHLMC                       -         -            -       -            -       -         1,982   4.04         1,982   4.04
  FNMA                        -         -            -       -            -       -         1,424   4.46         1,424   4.46
  Municipal obligations     200      1.65            -       -            -       -             -    -             200   1.65
                            ---                    ---                  ---                  ----                  ---
Total securities,
   available-for-sale    $  200      1.65 %  $ 109,772    4.00 %  $ 139,187    4.10 %    $ 32,677   4.26%   $  281,836   4.08 %
                            ---                -------              -------                ------              -------

Federal Home Loan Bank Stock:
FHLB stock, at cost      $ 4,925     2.35 %  $       -       - %  $       -       - %    $      -      -%   $   4,925    2.35 %
                           -----                   ---                  ---                   ---               -----


Sources of Funds

Repayments and maturities of securities available-for-sale, loan repayments, deposits and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits

The Bank offers a variety of savings, NOW accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit, with balances of $100,000 or more, at competitive rates and also offers Individual Retirement Accounts and other qualified plan accounts. The Bank solicits deposit accounts from small businesses, professional firms, households, and government institutions located throughout its market area. The Bank does not use brokers to obtain deposits. All deposit accounts are insured under the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum limits permitted by law.

The following table shows the distribution of the Bank's average deposit accounts in each category of deposits presented for the periods indicated: For the years ended December 31,

                                          ----------------------------------------------------------------------
                                                  2004                     2003                   2002
                                          ----------------------------------------------------------------------
                                          Average      Average      Average     Average      Average    Average
                                          Balance     Rate Paid     Balance    Rate Paid     Balance   Rate Paid
                                          ----------------------------------------------------------------------

                                                                     (dollars in thousands)
   Non-interest bearing accounts        $  99,172           - %  $  90,793           - %   $  70,198        - %
   Savings accounts                       107,488        1.16 %     92,565        1.23 %      63,231     1.64
   NOW and money market deposits           94,313        0.89 %     77,500        0.87 %      58,448     1.13
   Time deposits, $100,000 or more         11,102        2.08 %     14,830        2.25 %      30,572     2.29
   Other time deposits                     72,695        3.11 %     90,978        3.49 %      94,557     4.24
                                           ------                   ------                    ------
   Total average deposits               $ 384,770                $ 366,666                 $ 317,006
                                          -------                  -------                   -------

At December 31, 2004, the Bank had outstanding approximately $9.9 million in time deposits, $100,000 or more, maturing as follows:
                                                                (In thousands)
                                                                --------------
                                 3 months or less                     $3,296
                                 Over three through six months           813
                                 Over six through 12 months            3,436
                                 Over 12 months                        2,318
                                                                       -----
                                 Total                                $9,863
                                                                       -----

Borrowings

The Bank utilizes borrowings to leverage the capital of the Bank and provide liquidity when necessary. At December 31, 2004, other borrowings primarily consisted of $71 million of advances from the FHLB secured by various callable U.S. agency securities, mortgage-backed securities and certain qualifying commercial real estate loans. At certain times, the Bank will use federal funds purchased and sales of securities sold under agreements to repurchase as a lower cost alternative to other borrowings or other sources of funds. Included in federal funds purchased, at December 31, 2004, the Bank has available a 6-month commitment for overnight and one month secured lines of credit with the FHLB totaling $63.5 million. There was $27.5 million outstanding on the overnight line at December 31, 2004. There were no securities sold under agreements to repurchase at December 31, 2004. Federal funds purchased and overnight and one month lines of credit are generally priced at a spread above the federal funds rate and reprice daily. In addition, the Bank has available $6.0 million in lines of credit with unaffiliated institutions, which enable it to borrow federal funds on an unsecured basis, on which no balance was outstanding at December 31, 2004.

The following table sets forth certain information regarding the Bank's borrowed funds for the years indicated:

                                                                       For the years ended December 31,
                                                                    -------------------------------------
                                                                    2004           2003              2002
                                                                    -------------------------------------
                                                                            (Dollars in thousands)
FHLB Advances:
--------------
Maximum amount outstanding at any month-end
  during the year                                                $ 76,000        $ 65,000          $ 55,000
Average balance outstanding                                        72,448          60,742            55,000
Balance outstanding at end of year                                 71,000          61,000            55,000
Weighted average interest rate during the year                       4.20 %          4.60 %            4.80 %
Weighted average interest rate at the end of the year                4.12            4.54              4.80

Repurchase Agreements:
----------------------
Maximum amount outstanding at any month-end
  during the year                                                $ 49,226        $      -          $      -
Average balance outstanding                                        17,030             178                 -
Balance outstanding at end of year                                      -               -                 -
Weighted average interest rate during the year                       1.69 %          1.07 %               - %
Weighted average interest rate at the end of the year                   -               -                 -

Federal Funds Purchased:
------------------------
Maximum amount outstanding at any month-end
  during the year                                                $ 63,300        $ 25,000          $ 12,800
Average balance outstanding                                        34,690          12,002             2,214
Balance outstanding at end of year                                 27,500               -                 -
Weighted average interest rate during the year                       1.61 %          1.21 %            1.69 %
Weighted average interest rate at the end of the year                2.36               -                 -


Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk and various contractual obligations in the normal course of business. Those financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.

The following is a summary of the Company's financial instruments and contractual obligations, including certain on-balance sheet obligations, at December 31, 2004:

                                                                             Payments Due by Period
                                                                             ----------------------
                                                                                (in thousands)
                                                                         Less                               More
                                                                        Than 1       1-3        3-5        Than 5
Contractual Obligations                                       Total      Year       Years      Years        Years
-----------------------                                       -----      ----       -----      -----        -----

Time deposit maturities                                   $  68,768  $  43,339   $  21,999  $   3,430   $       -
Other borrowings - assumed final maturity                    71,000          -      10,000     34,000      27,000
Subordinated debentures - assumed final maturity              7,732          -           -          -       7,732
Lease commitments                                            11,556      1,122       2,126      1,736       6,572
Commitments to extend credit                                  7,638      7,638           -          -           -
Unused lines of credit                                       43,017     36,799       4,957        116       1,145
Standby letters of credit                                       973        973           -          -           -
                                                               ----        ---         ---        ---         ---

Total                                                     $  210,684 $  89,871   $  39,082  $  39,282   $  42,449
                                                             -------    ------      ------     ------      ------

Subsidiary Activities

The Company has three wholly-owned subsidiaries as follows:

Long Island Financial Client Services Corp. Long Island Financial Client Services Corp. was formed for the purpose of providing Private Banking Services to clients of the Company. Private Banking Services provided include, but are not limited to, professional money management, investment planning, life insurance, business insurance, charitable planning, estate planning, business valuation services, business succession planning, and pension design and administration. The operations of Long Island Financial Client Services Corp. were not material to the operating results of the Company for the year ended December 31, 2004.

Long Island Commercial Services Corp. Long Island Commercial Services Corp. was formed for the purpose of providing insurance services to clients of the Company. Insurance services provided include, but are not limited to, group health insurance, group dental plans, business insurance, life insurance, home, auto, boat insurance, and long term care planning. The operations of Long Island Commercial Services Corp. were not material to the operating results of the Company for the year ended December 31, 2004.

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

In addition to the wholly-owned subsidiaries described above, the Company has the following investment in an unconsolidated subsidiary:

LIF Statutory Trust I. On September 7, 2000, the Company issued $7,732,000 of subordinated debentures to LIF Statutory Trust I, a Connecticut grantor business trust. Those subordinated debentures bear an interest rate of 10.60% and are due September 7, 2030. The Company has fully and unconditionally guaranteed the subordinated debentures. LIF Statutory Trust I was formed for the exclusive purpose of purchasing the subordinated debentures from the Company and has received a common stock investment from the Company of $232,000. The Subordinated Debentures are pre-payable, in whole or in part, at the Company's option on or after September 7, 2010 at declining premiums to maturity. Proceeds totaling approximately $7.2 million are being used for general corporate purposes.

Personnel

At December 31, 2004, the Bank employed 115 employees, 9 of which are part-time. No employees are covered by a collective bargaining agreement and the Bank believes its relations with its employees are good.

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

Federal Income Taxation

In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale or exchange of portfolio debt instruments are generally treated as ordinary income, rather than capital, gains and losses, and a "small bank" (i.e. one with assets having a tax basis of no more than $500 million), such as the Bank prior to January 1, 2004, is permitted to calculate its deductions for bad debts under a reserve method that is based upon actual charge-offs for the current and preceding five years or a "grand-fathered" base year reserve, if larger. As of January 1, 2004, the Bank had exceeded the threshold of $500 million in average assets and is required to recapture, for federal tax purposes, its bad debt reserve. The Bank is recapturing the bad debt reserve over a four-year recapture period and has previously provided for the taxes relating to this recapture. Subsequent to January 1, 2004, the Bank is on a specific charge-off method for federal tax purposes.

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

New York State Taxation

The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of (i) 7.5% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State (b) 3% of alternative entire net income allocated to New York or (c) $250. Entire net income is similar to federal taxable income subject to certain modifications. 60% of dividend income and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions received from Long Island Commercial Capital Corporation are eligible for the New York State dividends received deduction.

In January 2005, the Governor of the State of New York proposed legislation that would eliminate the dividends received deduction with respect to dividends received from certain subsidiary real estate investment trusts. This proposed change in state tax law would be effective January 1, 2005. Accordingly, if the legislation is passed, all distributions received from Long Island Commercial Capital Corp. to the Bank will be subject to taxation. Elimination of the deduction would result in an increase in the Company's effective tax rate.

In addition, net operating losses cannot be carried back. For tax years beginning on or after January 1, 2002 a deduction for net operating losses sustained in 2002 and subsequent years may be carried forward. The deduction may not exceed the allowable federal net operating loss deduction augmented by the excess of the New York State bad debt deduction over the federal bad debt deduction. The losses may be carried forward for the 20 year period allowed under federal Code Section 172. Alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to the 17% Metropolitan Commuter Transportation District Surcharge on its New York Sate Franchise Tax. The Company, the Bank, and their subsidiaries (excluding Long Island Commercial Capital Corporation) file a combined return. For New York State tax purposes, the Bank is not required to recapture its bad debt reserve and will continue to use the reserve method.

City of New York Taxation

The Bank is subject to a New York City banking corporation tax in an annual amount equal to the greater of (a) 9% of entire net income allocable to New York City, or (b) the applicable alternative tax. The applicable alternative tax is the greater of (a) .01% of the value of taxable assets allocable to New York City with certain modifications, (b) 3% of alternative entire net income allocable to New York City, or (c) $125. Entire net income and alternative net income are calculated in a manner similar to New York State including the allowance of a deduction for an addition to the tax bad debt reserve. Net operating losses are not permitted to be carried back or forward for New York City purposes. The income is allocated to New York City based upon three factors: receipts, wages and deposits. The Company, the Bank and their subsidiaries (excluding Long Island Commercial Capital Corporation) file a combined return. For New York City tax purposes, the Bank is not required to recapture its bad debt reserve and will continue to use the reserve method.

New York City may also propose similar legislation to New York State on the elimination of the dividends received deduction.

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


Holding Company Regulation - As a registered financial holding company, the Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act, as administered by the FRB. The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or to merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Company's total and Tier 1 capital exceeds the requirements established by the FRB.

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

Restrictions on Transactions with Affiliates - Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, and requires certain levels of collateral for such transactions. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Section 23B requires that certain transactions between a bank and its affiliates be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other, nonaffiliated companies. In the absence of such comparable transactions, any transactions between a bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated companies.

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

New York State and FDIC

The Bank is organized under the New York Banking Law ("Banking Law"), and its deposits are insured by the Bank Insurance Fund (the BIF) of the FDIC to the extent permitted by law. As a New York bank, the Bank is subject to regular examination and supervision by the NYSBD. As a depository institution, the deposits of which are insured by the FDIC, the Bank also is subject to regulation and supervision by the FDIC. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the FRB. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations.

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


ITEM 2. PROPERTIES

The Bank conducts its business from its main branch office and executive offices located at 1601 Veterans Memorial Highway, Suite 120, Islandia, New York, and eleven branch offices located in Babylon, Smithtown, Westbury, Jericho, Shirley, Ronkonkoma, Melville, Central Islip, Deer Park, Hauppauge, and Bay Ridge-Brooklyn. The following table sets forth information relating to each of the offices of the Bank at December 31, 2004:

                                                                                     Lease              Net
                                                                         Date of   Expiration        Book Value
                                                           Leased or     Lease or   Including             at
Location                                                     Owned     Acquisition   Options        Dec.31,2004
---------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
Main Office:
    1601 Veterans Memorial Highway, Suite 120
    Islandia, New York 11749                                 Leased        1987       2020         $    533
Branch Offices:
    400 West Main Street, Babylon, NY 11702                  Leased        1995       2005                -
    50 Route 111, Smithtown, NY 11787                        Leased        1997       2012                -
    900 Merchants Concourse, Westbury, NY 11590              Leased        1997       2008                -


    390 North Broadway, Jericho, NY 11753                    Leased        1997       2008                -
    950 Montauk Highway, Shirley, NY 11967                    Owned        2002       ----            1,245
    3425 Veterans Memorial Hwy, Ronkonkoma, NY 11779         Leased        2001       2020              110
    610 Broadhollow Road, Melville, NY 11747                 Leased        2001       2019               96
    320 Carlton Avenue, Central Islip, NY 11722              Leased        2001       2007               28
    720 Grand Boulevard, Deer Park, NY 11729                  Owned        2001       ----              973
    375 86th Street, Brooklyn, NY 11209                      Leased        2002       2022              127
    350 Motor Parkway, Hauppauge, NY 11788                   Leased        2003       2018               59
                                                                                                         --
                                                                                                   $  3,171
                                                                                                      -----


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The above captioned information regarding the market for the Company's common equity and related stockholder matters appears in the 2004 Annual Report to Stockholders under the caption "Capital Stock" and is incorporated herein by this reference.

There were no repurchases of shares of the common stock of the Company during the three month period ended December 31, 2004

The following table discloses the equity compensation plans approved by security holders for the years ended December 31, 2004. The Company does not have any equity compensation plans not approved by securities holders.

                                            Number of securities                           Number of securities
                                         to be issued upon exercise  Weighted average     remaining available for
                                           of outstanding options,  exercise price of    further issuance under
                                             warrants and rights     outstanding options  equity compensation pla
Equity compensation plans
     approved by security holders                  209,009                $ 20.17                  58,858


ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data appears on pages 5 and 6 of the 2004 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's  discussion  and  analysis of  financial  condition  and results of operation appears on pages 7 through 16 of the 2004 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation - Management of Interest Rate Risk" in the 2004 Annual Report to Stockholders is incorporated herein by this reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Long Island Financial Corp. and the Report of Independent Registered Public Accounting Firm appear on pages 18 through 38 of the 2004 Annual Report to Stockholders and are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9A.CONTROLS AND PROCEDURES

     1. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of Section 240.13a-14 or Section 240.15d-14 of this chapter, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were effective.
     2. Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


ITEM 9B.OTHER INFORMATION


None


                                    PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 5 through 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2005 under the caption "Election of Directors" is incorporated herein by reference. The following table sets forth certain information regarding the executive officers of the Company. Officers are re-elected by the Board of Directors annually.

       Name                  Age         Position(s) Held with the Company
       ----                  ---         ---------------------------------

 Douglas C. Manditch         57          President and Chief Executive Officer

 Thomas Buonaiuto            39          Vice President and Secretary-Treasurer

Biographical Information

Positions held by a director or officers have been held for at least the past five years unless stated otherwise.

Douglas C. Manditch is President and Chief Executive Officer of the Company and of the Bank. He joined Long Island Commercial Bank in 1987, then in formation.

Thomas Buonaiuto serves as Vice President and Secretary-Treasurer of the Company and Executive Vice President and Chief Financial Officer of the Bank. Mr. Buonaiuto's responsibilities include oversight of all areas of operations of the Bank excluding lending.


ITEM 11.EXECUTIVE COMPENSATION

The information contained on pages 11 through 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005 under the captions "Directors' Compensation" and " Executive Compensation" is incorporated herein by reference.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on page 3 and pages 5 through 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2005 under the captions "Security Ownership Of Certain Beneficial Owners" and "Information with Respect to the Nominees, Continuing Directors and Executive Officers" is incorporated herein by reference.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 17 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2005 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.


ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on pages 18 through 19 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2005 under the caption "Independent Auditors" is incorporated herein by reference.

                                     PART IV


ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  1. Financial Statements
The following financial statements of the Bank are included in the Company's Annual Report to Stockholders for the year ended December 31, 2004 and are incorporated by this reference:

          Consolidated Balance Sheets at December 31, 2004 and 2003

          Consolidated  Statements of Earnings for the Years Ended  December 31,
               2004, 2003 and 2002

          Consolidated  Statements  of Changes in  Stockholders'  Equity for the
               Years Ended December 31,2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the Years Ended December 31,
               2004, 2003 and 2002

          Notes to Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm

The remaining information appearing in the 2004 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.
     2. Financial Statement Schedules Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(B) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
--------------
2.0 Plan of Acquisition between Long Island Financial Corp. and Long Island Commercial Bank dated as of September 15, 1998*
3.1  Certificate  of  Incorporation  of  Long  Island  Financial  Corp.,   dated
     September 10, 1998 *
3.2  By-Laws of Long Island Financial Corp., effective as of September 10, 1998*
10.0 Long Island Financial Corp. 1998 Stock Option Plan *
10.1 Change of Control Agreement between Long Island Financial Corp. and Douglas
     C. Manditch **
10.2 Change of Control Agreement between Long Island Financial Corp. and Thomas Buonaiuto **
11.0 Statement re: Computation of Per Share Earnings (Filed herewith)
13.0 2004 Annual Report to Stockholders (Filed herewith)
21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"
23.0 Consent of KPMG LLP
31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.0 Proxy Statement for Annual Meeting (to be filed)
===========================================================================

* Incorporated herein by reference in this document to the S-4 Registration Statement initially filed on September 22, 1998, Registration No. 333-63971

** Incorporated herein by reference in this document from the 2002 Long Island Financial Corp. Form 10-K filed on March 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     LONG ISLAND FINANCIAL CORP.


     By:   /s/ Douglas C. Manditch                    Date:  March 14, 2005
           -----------------------
           Douglas C. Manditch
           President and Chief Executive Officer


     By:   /s/ Thomas Buonaiuto                       Date:  March 14, 2005
           --------------------
           Thomas Buonaiuto
           Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.


       /s/ Harvey Auerbach                /s/ Douglas C. Manditch
  -------------------------            --------------------------
  Harvey Auerbach                      Douglas C. Manditch
  Chairman of the Board                Director, President and
                                        Chief Executive Officer

       /s/ John L. Ciarelli, Esq.         /s/ John R, McAteer
  -------------------------------      ----------------------
  John L. Ciarelli, Esq.               John R. McAteer
  Director                             Director

       /s/ Donald Del Duca                /s/ Werner S. Neuburger
  ------------------------             --------------------------
  Donald Del Duca                      Werner S. Neuburger
  Director                             Director


       /s/ Frank J. Esposito              /s/ Thomas F. Roberts, III
  ---------------------------          -----------------------------
  Frank J. Esposito                    Thomas F. Roberts, III
  Vice Chairman                        Director


       /s/ Waldemar Fernandez             /s/ Alfred Romito
  Waldemar Fernandez                   Alfred Romito
  Director                             Director


       /s/ Frank DiFazio                  /s/  John C. Tsunis, Esq.
  ----------------------               ----------------------------
  Frank DiFazio                        John C. Tsunis, Esq.
  Director                             Vice Chairman

       /s/ Gordon A. Lenz
  -----------------------
  Gordon A. Lenz
  Director