Form 10-Q
period 2005-03-31
LONG ISLAND FINANCIAL CORP
filed 2005-05-13
CIK 1070517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)        Quarterly Report Pursuant to  Section 13 or 15(d) of
   [X]                   the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2005
                                       OR
   [ ]         Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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


 1601 Veterans Memorial Highway, Suite 120
 -----------------------------------------
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

Common Stock par value $.01, per share. The registrant had 1,524,554 shares of Common Stock outstanding as of May 6, 2005.


                                    FORM 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX
                                                                                                        PAGE
PART I - FINANCIAL INFORMATION                                                                         NUMBER
------------------------------                                                                         ------

ITEM 1.       Financial Statements

              Consolidated Balance Sheets at March 31, 2005
                 and December 31, 2004                                                                    2
              Consolidated Statements of Earnings for the Three Months
                 Ended March 31, 2005 and 2004                                                            3
              Consolidated Statement of Changes in Stockholders' Equity
                 and Other Comprehensive Loss for the Three Months
                  Ended March 31, 2005                                                                    4
              Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2005 and 2004                                                            5
              Notes to Consolidated Financial Statements                                                  6

ITEM 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                                                       11

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                  19

ITEM 4.       Controls and Procedures                                                                     20


PART II  - OTHER INFORMATION
----------------------------

ITEM 1.       Legal Proceedings                                                                           21

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                 21

ITEM 3.       Defaults Upon Senior Securities                                                             21

ITEM 4.       Submission of Matters to a Vote of Security Holders                                         21

ITEM 5.       Other Information                                                                           21

ITEM 6.       Exhibits                                                                                    21

SIGNATURES                                                                                                22



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       FINANCIAL STATEMENTS
-------       --------------------

                                   LONG ISLAND FINANCIAL CORP.
                                   CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      2005                 2004
                                                                                      ----                 ----
                                                                                   (UNAUDITED)
ASSETS:
Cash and due from banks                                                            $   11,094          $  10,310
Interest earning deposits                                                                  29                 37
                                                                                   ----------          ---------
              Total cash and cash equivalents                                          11,123             10,347
Securities available-for-sale, at fair value                                          272,007            278,814
Federal Home Loan Bank stock, at cost                                                   5,750              4,925
Loans, held for sale                                                                      222                604
Loans, net of unearned income and deferred fees                                       235,929            243,477
Less allowance for loan losses                                                         (4,627)            (5,591)
                                                                                   ----------          ---------
              Loans, net                                                              231,302            237,886
Premises and equipment, net                                                             5,304              5,422
Accrued interest receivable                                                             3,103              3,342
Bank owned life insurance                                                               7,850              7,779
Deferred tax asset, net                                                                 4,938              3,169
Prepaid expenses and other assets                                                       2,783              2,521
                                                                                        -----              -----
              Total assets                                                         $  544,382          $ 554,809
                                                                                   ----------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
    Demand deposits                                                                $  100,706          $  99,876
    Savings deposits                                                                  124,586            123,142
    NOW and money market deposits                                                     102,645            126,509
    Time deposits, $100,000 or more                                                    18,879              9,863
    Other time deposits                                                                62,154             58,905
                                                                                   ----------          ---------
              Total deposits                                                          408,970            418,295
Federal funds purchased and securities sold under agreements to repurchase             28,500             27,500
Other borrowings                                                                       71,000             71,000
Subordinated debentures                                                                 7,732              7,732
Accrued expenses and other liabilities                                                  3,320              3,245
                                                                                   ----------          ---------
              Total liabilities                                                       519,522            527,772
                                                                                   ----------          ---------
Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
      1,860,115 and 1,850,378 shares issued; 1,523,215 and
      1,513,478 shares outstanding, respectively)                                          19                 19
    Surplus                                                                            21,854             21,590
    Accumulated surplus                                                                12,094             11,417
    Accumulated other comprehensive loss                                               (4,929)            (1,811)
    Treasury stock at cost, (336,900 shares)                                           (4,178)            (4,178)
                                                                                   ----------          ---------
              Total stockholders' equity                                               24,860             27,037
                                                                                   ----------          ---------
              Total liabilities and stockholders' equity                           $  544,382          $ 554,809
                                                                                   ----------          ---------

See accompanying notes to consolidated financial statements.



                                   LONG ISLAND FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                           (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                  ---------------
                                                                                 2005          2004
                                                                                 ----          ----
Interest income:
     Loans                                                                 $     3,951    $    3,800
     Securities                                                                  2,937         2,547
     Federal funds sold and earning deposits                                        10             2
                                                                           -----------    ----------
         Total interest income                                                   6,898         6,349
                                                                           -----------    ----------

Interest expense:
     Savings deposits                                                              421           291
     NOW and money market deposits                                                 434           236
     Time deposits, $100,000 or more                                                70            69
     Other time deposits                                                           507           648
     Borrowed funds                                                                921           766
     Subordinated debentures                                                       206           207
                                                                           -----------    ----------
         Total interest expense                                                  2,559         2,217
                                                                           -----------    ----------

         Net interest income                                                     4,339         4,132
                                                                           -----------    ----------
Provision for loan losses                                                           75           500
                                                                           -----------    ----------
         Net interest income after provision for loan losses                     4,264         3,632
                                                                           -----------    ----------
Other operating income:
     Service charges on deposit accounts                                           638           652
     Net gain on sales and calls of securities                                       -           397
     Net gain on sale of residential loans                                         136           192
     Earnings on bank-owned life insurance                                          89           295
     Other                                                                         165           135
                                                                           -----------    ----------
         Total other operating income                                            1,028         1,671
                                                                           -----------    ----------

Other operating expenses:
     Salaries and employee benefits                                              2,094         2,131
     Occupancy expense                                                             342           315
     Premises and equipment expense                                                343           387
     Automobile loan expense                                                       123            57
     Other                                                                       1,050         1,093
                                                                           -----------    ----------
         Total other operating expenses                                          3,952         3,983
                                                                           -----------    ----------
         Income before income taxes                                              1,340         1,320
Income taxes                                                                       480           399
                                                                           -----------    ----------
         Net income                                                        $       860    $      921
                                                                           -----------    ----------
Basic earnings per share                                                   $       .57    $      .61
                                                                           -----------    ----------
Diluted earnings per share                                                 $       .54    $      .58
                                                                           -----------    ----------
Weighted average shares outstanding                                          1,521,820     1,498,528
                                                                           -----------    ----------
Diluted weighted average shares outstanding                                  1,597,759     1,584,728
                                                                           -----------    ----------
Comprehensive (loss) income                                                $    (2,258)   $    3,531
                                                                           -----------    ----------

See accompanying notes to consolidated financial statements.



                                   LONG ISLAND FINANCIAL CORP.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  AND OTHER COMPREHENSIVE LOSS
                            FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                           (UNAUDITED)

                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                  ACCUMULATED
                                                                                     OTHER
                                             COMMON                ACCUMULATED   COMPREHENSIVE   TREASURY
                                             STOCK       SURPLUS     SURPLUS         LOSS         STOCK      TOTAL
                                           ------------------------------------------------------------------------

Balance at December 31, 2004               $   19     $  21,590    $  11,417      $ (1,811)   $  (4,178)  $ 27,037

Comprehensive income:
    Net income                                  -             -          860             -            -        860
      Other comprehensive loss,
        net of tax:
         Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -            -        (3,118)           -     (3,118)
                                                                                                            -------
Total comprehensive loss                                                                                    (2,258)
                                                                                                            -------

Exercise of stock options and related
     tax benefit, issued 8,210 shares           -            59            -             -            -         59

Dividend reinvestment and stock purchase
     plan, issued 1,527 shares                  -           205            -             -            -        205

Dividends declared on common stock
     ($.12 per common share)                    -             -         (183)            -            -       (183)
                                           ------------------------------------------------------------------------

Balance at March 31, 2005                  $   19     $  21,854    $  12,094      $ (4,929)   $  (4,178)  $ 24,860
                                           ------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2005              2004
                                                                        ----              ----
(IN THOUSANDS)
Net unrealized (depreciation) appreciation
  arising during the year, net of tax                                 $ (3,118)          $ 2,860
Less: Reclassification adjustment for net
  gains included in net income, net of tax                                   -               250
                                                                      --------------------------

Net unrealized (loss) gain on securities, net of tax                  $ (3,118)          $ 2,610
                                                                      --------------------------

See accompanying notes to consolidated financial statements.


                                   LONG ISLAND FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                                                 FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                                    ---------------
                                                                                                 2005           2004
(IN THOUSANDS)                                                                                   ----           ----
Cash flows from operating activities:
    Net income                                                                               $    860     $      921
    Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                     75            500
     Depreciation and amortization                                                                245            277
     Amortization of premiums, net of discount accretion                                           31             66
     Net gain on sales and calls of securities, held-to-maturity                                    -           (335)
     Net gain on sales and calls of securities, available-for-sale                                  -            (62)
     Loans originated for sale, net of proceeds from sales and gains                              382          1,406
     Net deferred loan origination fees                                                             9             22
     Earnings on bank owned life insurance                                                        (89)          (103)
     Bank owned life insurance benefit                                                              -           (192)
     Deferred income taxes                                                                        314            (55)
     Change in other assets and liabilities:
         Accrued interest receivable                                                              239           (272)
         Prepaid expenses and other assets                                                       (244)             7
         Accrued expenses and other liabilities                                                    75            120
                                                                                             --------     ----------
         Net cash provided by operating activities                                              1,897          2,300
                                                                                             --------     ----------
Cash flows from investing activities:
     Purchases of securities available-for-sale                                               (49,989)      (440,996)
     Net purchase of Federal Home Loan Bank stock                                                (825)        (2,114)
     Proceeds from sales of securities held-to-maturity                                             -          1,347
     Proceeds from sales of securities available-for-sale                                           -         13,649
     Proceeds from maturities and calls of securities available-for-sale                       50,000        389,163
     Principal repayments on securities available for sale                                      1,564          3,954
     Loan originations net of principal repayments                                              6,500         (8,924)
     Redemption of bank owned life insurance, net                                                   -            922
     Purchase of premises and equipment                                                          (127)          (342)
                                                                                             --------     ----------
         Net cash provided by (used in) investing activities                                    7,123        (43,341)
                                                                                             --------     ----------
Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW, and money market deposits                  (21,590)       (28,595)
     Net increase (decrease) in time deposits                                                  12,265         (6,472)
     Net increase in federal funds purchased                                                    1,000         37,275
     Net increase in other borrowings                                                               -          5,000
     Shares issued under the dividend reinvestment and stock purchase plan                         59              9
     Exercise of stock options                                                                    205            256
     Payments for cash dividends                                                                 (183)          (180)
                                                                                             --------     ----------
         Net cash (used in) provided by financing activities                                   (8,244)         7,293
                                                                                             --------     ----------
Net increase (decrease) in cash and cash equivalents                                              776        (33,748)
Cash and cash equivalents at beginning of period                                               10,347         46,745
                                                                                             --------     ----------
Cash and cash equivalents at end of period                                                   $ 11,123     $   12,997
                                                                                             --------     ----------
Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid during the period for:
     Interest                                                                                $  2,724     $    2,447
                                                                                             --------     ----------
     Income taxes                                                                            $      -     $      200
                                                                                             --------     ----------
Non-cash investing activities:
-----------------------------
     Fair value of securities transferred from held-to-maturity
         to available-for-sale                                                               $      -     $   13,454
                                                                                             --------     ----------

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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the

Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2004 Annual Report on Form 10-K.

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

2.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair value of the securities held-to-maturity and available-for-sale as of the dates indicated:

                                                                MARCH 31, 2005              DECEMBER 31, 2004
                                                                --------------              -----------------
                                                             AMORTIZED        FAIR        AMORTIZED       FAIR
                                                               COST           VALUE         COST          VALUE
                                                               ----           -----         ----          -----
                                                                               (IN THOUSANDS)
    AVAILABLE-FOR-SALE:
    U.S. Government and Agency obligations                 $   256,098      248,381    $   256,102      253,409
    Mortgage-backed securities:
       GNMA                                                     20,708       20,226         22,128       21,794
       FHLMC                                                     1,913        1,868          1,982        1,960
       FNMA                                                      1,311        1,333          1,424        1,452
    Municipal obligations                                          200          199            200          199
                                                           -----------      -------    -----------      -------
        Total securities available-for-sale                $   280,230      272,007    $   281,836      278,814
                                                           -----------      -------    -----------      -------

3.       LOANS, NET

Loans, net, are summarized as follows:
                                                               MARCH 31, 2005                  DECEMBER 31, 2004
                                                               --------------                  -----------------
                                                                            (DOLLARS IN THOUSANDS)
    LOANS HELD-FOR-SALE:
       Residential real estate loans                       $       222   100.0    %          $       604   100.0   %
                                                           -----------   -----               -----------   -----

    LOANS, NET:
       Commercial and industrial loans                     $    45,166    19.0    %          $    46,414    18.9   %
       Commercial real estate loans                            167,914    70.6                   170,149    69.2
       Residential real estate loans                             3,240     1.4                     3,240     1.3
       Automobile loans                                         18,176     7.6                    24,127     9.8
       Consumer loans                                            3,405     1.4                     1,875     0.8
                                                           -----------   -----               -----------   -----
                                                               237,901   100.0                   245,805   100.0
       Less:
             Unearned income                                      (977)                           (1,342)
             Deferred fees, net                                   (995)                             (986)
             Allowance for loan losses                          (4,627)                           (5,591)
                                                           -----------                       -----------
    Total loans, net                                       $   231,302                       $   237,886
                                                           -----------                       -----------

AUTOMOBILE LOANS
----------------

Since 2000, the Bank had maintained a program of making non-recourse loans to a local automobile leasing company (the "third party") and received as security an assignment of each individual lease and a collateral interest in each automobile. The third party, in addition to providing complete servicing of the portfolio, was obligated for the repayment of the entire principal balance of each loan at the time each individual lease terminated. In March, 2004, the Company learned that, due to liquidity issues and financial difficulties, the third party would not have the ability to fulfill its obligations and ceased origination of non-recourse loans to the automobile leasing company.

During the first quarter of 2005, the Company continued to monitor the performance of its automobile loan portfolio. The Company continues to act collectively with other banks, which have loans outstanding to the third party. The Company believes that the course of action taken during the second and third quarter of 2004, along with the cooperation of the other banks, originally stabilized the portfolio and will ultimately lead to maximizing the value of disposed collateral.

At March 31, 2005, the automobile loan portfolio consisted of 862 loans with balances aggregating $17.2 million. Automobile loans represented 7.3% of the Bank's loan portfolio, net of unearned income and deferred fees. Delinquencies at March 31, 2005, consisted of eleven loans, 30-89 days past due, representing $310,920, or 1.8 % of the portfolio, and two loans, aggregating $66,899, or .4% of the portfolio, greater than 90 days past due. Those two loans are classified non-accrual at March 31, 2005. Since the portfolio was underwritten to lessees of high credit quality, those delinquency statistics remain favorable and are in line with the Company's expectations.

The Company incurred operating expenses relating to the automobile loan portfolio of $123,000 for the quarter ended March 31, 2005, and $57,000 for the quarter ended March 31, 2004. Those expenses include expenses for legal services, portfolio servicing and administration, collateral perfection, verification and disposition, and audit and accounting services. While the Company expects to continue to incur operating expenses related to the automobile loan portfolio, it expects those expenses to decrease as the portfolio matures. Operating costs for the automobile loan portfolio are expensed when incurred and recorded in "automobile loan expense" in the consolidated statements of earnings.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The Company has continued to recognize losses in the automobile loan portfolio related to the shortfall between the principal balance of loans and the collateral value realized upon termination of the leases. The extent to which the Company can recover value will depend to a large extent on future market conditions for used automobiles combined with the success of the third party's national remarketing servicer's efforts. Based upon the Company's assessment of the loan portfolio and a review of recent collateral disposition activity, the Company made a provision for loan losses of $75,000 for the quarter ended March 31, 2005.

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

                                                                        FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                            ---------------
                                                                        2005           2004
                                                                        -------------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       Net income as reported                                          $ 860          $ 921
       Deduct total stock-based employee compensation
              expense determined under fair-value-based
              method for all awards, net of tax                           93             99
                                                                       -----          -----
       Pro forma net income                                            $ 767          $ 822
                                                                       -----          -----
       Earnings per share:
       Basic                                   As Reported             $ .57          $ .61
                                               Pro forma                 .50            .55
       Diluted                                 As Reported               .54            .58
                                               Pro forma                 .48            .52

5.       RECENT DEVELOPMENTS

On February 23, 2005, the Board of Directors of the Company declared a quarterly dividend of $.12 per common share. The dividend was paid April 1, 2005, to shareholders of record as of March 18, 2005.

6.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities. At March 31, 2005, the Bank had no outstanding commitments to purchase investment securities.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's consolidated statements of earnings.

At December 31, 2003, the Company adopted FIN No. 46(R), "Consolidation of Variable Interest Entities." FIN No. 46, as revised in December, 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportionate to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights. In accordance with the provisions of FIN No. 46(R), the Company deconsolidated a special purpose entity formed for the purpose of issuing Subordinated debentures. The deconsolidation of that subsidiary resulted in certain reclassifications of the consolidated balance sheets and consolidated statements of earnings but had no effect on net income. Those reclassifications have been made to prior year's amounts to conform them to the current year's presentation.

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 clarifies certain provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended portions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for periods following June 30, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. The adoption of SFAS No. 149 on April 1, 2004, did not have any impact on the Company's consolidated financial statements, as the Company has determined that the loan commitments relating to the origination of the mortgage loans held-for-sale outstanding as of March 31, 2005, do not constitute a derivative instrument and therefore do not fall under the scope of SFAS 149. Such loans are originated and sold simultaneously to an institutional investor and therefore do not carry any inherent interest rate risk.

In March 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," ("EITF 03-1"), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. This delay will be superseded concurrent with the final issuance of FASB Staff Position EITF 03-1-a. During the period of delay, the Company continues to apply the relevant "other-than-temporary" guidance under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATION
              --------------------

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

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary and primarily encompass commercial real estate loans and commercial and industrial loans. Management believes that the Company's allowance for loan losses at March 31, 2005 is adequate to provide for estimated probable losses inherent in the portfolio.

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

FINANCIAL CONDITION

Total assets were $544.4 million as of March 31, 2005, a decrease of $10.4 million, or 1.9%, from $554.8 million at December 31, 2004. The decrease was due to a decrease in the securities available-for-sale portfolio and a decrease in the loan portfolio. Securities available-for-sale decreased $6.8 million, or 2.4%, to $272.0 million at March 31, 2005, compared to $278.8 million at December 31, 2004. The decrease in securities available-for-sale was primarily due to the $5.2 million increase in the unrealized depreciation on securities available-for-sale which totaled $8.2 million at March 31, 2005, compared to $3.0 million at March 31, 2004. The increase in unrealized depreciation is attributable to increases in market interest rates during the three months ended March 31, 2005. The $7.6 million, or 3.1% decrease in loans, net of unearned income and deferred fees, from $243.5 million at December 31, 2004, to $235.9 million March 31, 2005, primarily reflects the maturing automobile loan portfolio. The Company ceased origination of automobile loans in March 2004. Offsetting those declines, deferred tax asset, net, increased $1.8 million, or 55.8%, from $3.2 million at December 31, 2004, to $4.9 million at March 31, 2005. That increase was directly related to both the $3.1 million increase in accumulated other comprehensive loss at March 31, 2005, and the $4.6 million allowance for loan losses for the three months ended March 31, 2005.

Total liabilities decreased $8.3 million, or 1.6%, from $527.8 million at December 31, 2004, to $519.5 million at March 31, 2005. The decrease in total liabilities was due principally to a decrease in total deposits which was only partially offset by an increase in short term borrowings. The Company utilizes overnight and short term borrowings, primarily in the form of federal funds purchased and securities sold under agreements to repurchase, and other borrowings which primarily consist of medium and convertible term advances from the Federal Home Loan Bank of New York (FHLBNY), as a low cost funding source to fund asset growth. There were $28.5 million of federal funds purchased at March 31, 2005. Other borrowings aggregated $71.0 million at March 31, 2005. The decrease in total deposits is primarily the result of a $23.9 million, or 18.9%, decrease in NOW and money market deposits from $126.5 million at December 31, 2004, to $102.6 million at March 31 2005, attributable to the withdrawal of seasonal municipal funds on deposit at December 31, 2004. Offsetting that decrease, time deposits of $100,000 or more, and other time deposits increased $12.2 million, or 17.8%, from $68.8 million at December 31, 2004, to $81.0 million at March 31, 2005, as the Bank utilized time deposits as an alternative funding source.

Stockholders' equity decreased $2.1 million, or 8.1%, from $27.0 million at December 31, 2004, to $24.9 million at March 31, 2005. The decrease in stockholders equity was primarily attributable to a $3.1 million increase in accumulated other comprehensive loss for the three months ended March 31, 2005, and dividends declared of $183,000. Offsetting in part those decreases, were $264,000 of stock issued through the exercise of stock options and the dividend reinvestment and stock purchase plan and net income of $860,000.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the three months ended March 31, 2005 and 2004, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-performing loans although the amount of non-performing loans is not material.




                                                                   THREE MONTHS ENDED MARCH 31,
                                                -----------2005-----------           -----------2004-----------
                                                                     AVERAGE                               AVERAGE
                                              AVERAGE                YIELD /         AVERAGE               YIELD /
                                              BALANCE    INTEREST     COST           BALANCE    INTEREST    COST
                                              -------    --------     ----           -------    --------    ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits        $    1,779    $     10      2.25 %     $     926     $       2     .86%
     Securities (1)                          288,617       2,937      4.07         268,934         2,547    3.79
     Loans, net of unearned income and
         deferred fees (2)                   238,526       3,951      6.63         229,868         3,800    6.61
                                          ----------    --------      ----       ---------     ---------    ----
Total interest-earning assets                528,922       6,898      5.22         499,728         6,349    5.08
Non-interest-earning assets                   29,631                                38,332
                                          ----------                             ---------
Total assets                              $  558,553                             $ 538,060
                                          ----------                             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings deposits                     $  123,387         421      1.36       $ 105,106           291    1.11
     NOW and money market deposits           118,517         434      1.46         117,874           236     .80
     Certificates of deposit                  74,459         577      3.10          95,900           717    2.99
                                          ----------    --------      ----       ---------     ---------    ----
Total interest-bearing deposits              316,363       1,432      1.81         318,880         1,244    1.56
     Borrowed funds                          101,206         921      3.64          84,155           766    3.64
     Subordinated debentures                   7,732         206     10.66           7,732           207   10.71
                                          ----------    --------      ----       ---------     ---------    ----
Total interest-bearing liabilities           425,301       2,559      2.41         410,767         2,217    2.16
Other non-interest-bearing liabilities       106,668                                99,625
                                          ----------                             ---------
Total liabilities                            531,969                               510,392
Stockholders' equity                          26,584                                27,668
                                          ----------                             ---------
Total liabilities and
     stockholders' equity                 $  558,553                             $ 538,060
                                          ----------                              ---------
Net interest income/
     interest rate spread (3)                           $  4,339      2.81%                    $   4,132    2.92%
                                                        --------      ----                     ---------    ----
Net interest margin (4)                                               3.28%                                 3.31%
                                                                      ----                                  ----
Ratio of interest-earning assets to
     interest-bearing liabilities                                     1.24x                                 1.22x
                                                                      -----                                 -----

(1) Amounts include Federal Home Loan Bank Stock, at cost. Unrealized appreciation/depreciation on available-for-sale securities are recorded in non-interest earning assets.
(2) Amounts exclude the allowance for loan losses and include non-performing loans.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

GENERAL

The Company reported net income of $860,000, or diluted earnings per share of $.54 for the three months ended March 31, 2005, compared to $921,000, or diluted earnings per share of $.58 for the three months ended March 31, 2004.

INTEREST INCOME

Interest income increased $549,000, or 8.6%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. That increase was attributable to the $29.2 million, or 5.8%, increase in the average balance of interest-earning assets from $499.7 million for the three months ended March 31, 2004, to $528.9 million for the three months ended March 31, 2005. The increase in income from the increase in the average balance of interest-earning assets was aided in part by a 14 basis point increase in the average yield on interest-earning assets from 5.08% for the three months ended March 31, 2004, to 5.22% for the three months ended March 31, 2005. The increase in average yield on interest-earning assets was attributable to a 28 basis point increase in yield on securities which increased from 3.79% for the three months ended March 31, 2004, to 4.07% for the three months ended March 31, 2005, and a 2 basis point increase in the average yield on loans, net of unearned income and deferred fees, from 6.61% for the three months ended March 31, 2004, to 6.63% for the three months ended March 31, 2005. In addition to the increase in yield from period to period, the average balance of securities increased $19.7 million, or 7.3%, from $268.9 million for three months ended March 31, 2004, to $288.6 million for the three months ended March 31, 2005, and the average balance of loans, net of unearned income and deferred fees, increased $8.6 million, or 3.8%, from $229.9 million for the three months ended March 31, 2004, to $238.5 million for the three months ended March 31, 2005. The increase in yield is attributable to increases in market rates from period to period.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2005 was $2.6 million, compared to $2.2 million for the three months ended March 31, 2004, an increase of $342,000, or 15.4%. The increase was attributable to a 25 basis point increase in the average rate paid on the average balance of interest-bearing liabilities from 2.16% for the three months ended March 31, 2004, to 2.41% for the three months ended March 31, 2005, and a $14.5 million increase in the average balance of interest-bearing liabilities from $410.8 million for the three months ended March 31, 2004, to $425.3 million for the three months ended March 31, 2005. The increase in the average balance of interest-bearing liabilities was attributable to a $17.1 million increase in the average balance of borrowed funds, partially offset by a $2.6 million decrease in the average balance of total interest-bearing deposits. The decrease in the average balance of interest-bearing deposits was due to a decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of savings deposits. There was no change in the average balance of subordinated debentures from March 31, 2004 to March 31, 2005.

Interest expense on interest-bearing deposits increased $188,000, or 15.1%, for the three months ended March 31, 2005, from $1.2 million for the three months ended March 31, 2004, to $1.4 million for the three months ended March 31, 2005.

That increase was due to a 25 basis point increase in the average rate paid on interest-bearing deposits from 1.56% for the three months ended March 31, 2004, to 1.81% for the three months ended March 31, 2005. The decrease in the average balance of interest-bearing deposits was the result of a decrease in the average balance of certificates of deposits, which decreased $21.5 million from $95.9 million for the three months ended March 31, 2004, to $74.4 million for the three months ended March 31, 2005, offset by an increase in the average balance of savings deposits, which increased $18.3 million from $105.1 million for the three months ended March 31, 2004, to $123.4 million for the three months ended March 31, 2005. From time to time, the Bank employs various funding strategies to minimize its overall costs of funds while concentrating efforts to increase low cost core deposit relationships.

Interest expense on borrowed funds increased $155,000, or 20.2%, from $766,000 for the three months ended March 31, 2004, to $921,000 for the three months ended March 31, 2005. The increase was primarily due to the average balance of borrowed funds, which increased from $84.2 million for the three months ended March 31, 2004 to $101.2 million for the three months ended March 31, 2005. The average rate paid on borrowed funds was 3.64% for the three months ended March 31, 2004 and 2005.

NET INTEREST INCOME

Net interest income increased by $207,000, or 5.0%, from $4.1 million for the three months ended March 31, 2004, to $4.3 million for the three months ended March 31, 2005. The average yield on interest-earning assets increased 14 basis points from 5.08% for the three months ended March 31, 2004, to 5.22% for the three months ended March 31, 2005. The average rate paid on interest-bearing liabilities increased 25 basis points from 2.16% for the three months ended March 31, 2004, to 2.41% for the three months ended March 31, 2005. The net interest rate spread decreased 11 basis points, from 2.92% for the three months ended March 31, 2004, to 2.81% for the three months ended March 31, 2005.

PROVISION FOR LOAN LOSSES

The Company made a $75,000 provision for loan losses for the three months ended March 31, 2005, compared to a $500,000 provision made for the three months ended March 31, 2004. The determination to make the provision for loan losses for the three months ended March 31, 2005, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $4.6 million at March 31, 2005, and $5.6 million at December 31, 2004. The allowance for loan losses as a percentage of loans was 1.96% at March 31, 2005, and 2.30% at December 31, 2004.

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


                                                                  MARCH 31, 2005     DECEMBER 31, 2004
                                                                  ------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
NON-ACCRUAL LOANS:
     Commercial and industrial loans                               $        -             $      -
     Commercial real estate loans                                           -                    -
     Automobile loans                                                      67                   89
                                                                          ---                  ---
         Total non-accrual loans                                           67                   89
                                                                          ---                  ---
LOANS ACCRUING - OVER 90 DAYS:
     Commercial and industrial loans                                       -                     -
                                                                           -                   ---
         Total loans accruing-over 90 days                                 -                     -
                                                                           -                   ---
Total non-performing loans                                         $       67             $     89
                                                                           --                  ---
Allowance for loan losses as a percentage of loans (1)                   1.96   %             2.30  %
Allowance for loan losses as a percentage
     of total non-performing loans                                      6,906   %            6,282  %
Non-performing loans as a percentage of loans (1)                         .03   %              .04  %

(1)      Loans include loans, net of unearned income and deferred fees.

OTHER OPERATING INCOME

Other operating income decreased $643,000, or 38.5%, to $1.0 million for the three months ended March 31, 2005, as compared to $1.7 million for the three months ended March 31, 2004. That decrease was primarily attributable to net gains on sales and calls of securities of $397,000 and proceeds of $192,000 recorded in earnings on bank owned life insurance received in conjunction with the death of the Company's Chairman for the three months ended March 31, 2004. There were no gains on sales or calls of securities for the three months ended March 31, 2005.

OTHER OPERATING EXPENSES

Other operating expenses decreased $31,000 or .8%, to $4.0 million for the three months ended March 31, 2005. The decrease in operating expenses was a result of the Company's implementation of certain cost controls and a modification of its branch expansion plan. Offsetting that decrease, in part, were expenses associated with the automobile loan portfolio for the three months ended March 31, 2005 of $123,000.

INCOME TAXES

Income taxes increased $81,000, or 20.3%, from $399,000 for the three months ended March 31, 2004, to $480,000 for the three months ended March 31, 2005. This increase was primarily the result of a nontaxable death benefit received in conjunction with the death of the Company's Chairman during the three months ended March 31, 2004. The effective tax rates for each of the three months ended March 31, 2005, and March 31, 2004, were 35.8% and 30.2%, respectively.

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

The Company maintains levels of liquidity that it considers adequate to meet its current needs. The Company's principal sources of cash include incoming deposits, the repayment of loans and sales or calls of securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Company can arrange for the sale of loans, liquidate available-for-sale securities and access its lines of credit, totaling $6.0 million with unaffiliated financial institutions, which enable it to borrow funds on an unsecured basis. The Company has available overnight and one month lines of credit with the Federal Home Loan Bank of New York ("FHLB") equal to $63.5 million, which enable it to borrow funds on a secured basis. In addition, the Company could engage in other secured borrowings, including FHLB advances and securities sold under agreements to repurchase.

At March 31, 2005, the Company's other borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed, callable U.S. agency securities, and certain other qualifying commercial real-estate collateral.

At March 31, 2005, convertible and medium term advances outstanding were as follows:

                                                                              NEXT                  CONTRACTUAL
                                          AMOUNT            RATE            CALL DATE                MATURITY
                                          ------            ----            ---------                --------
Convertible advance                 $   14,000,000         5.49%            5/19/2005                2/19/2008
Convertible advance                     15,000,000         4.59%            4/21/2005                1/21/2009
Convertible advance                      5,000,000         2.24%             2/3/2006                 2/3/2009
Convertible advance                     14,000,000         4.97%            4/19/2005                1/19/2011
Convertible advance                      3,000,000         4.11%           12/11/2005               12/12/2011
Convertible advance                     10,000,000         2.64%            5/28/2008                5/28/2013
Medium term advance                     10,000,000         2.37%                    -                4/14/2006
                                        ----------
                                    $   71,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During the three months ended March 31, 2005, and 2004, the Company's purchases of securities that were classified available-for-sale totaled $50.0 million and $441.0 million, respectively. Loan originations, net of principal repayments on loans, totaled ($6.5) million and $8.9 million for the three months ended March 31, 2005, and 2004, respectively. Short term borrowings, principal repayments and maturities of securities were used primarily to fund those activities.

CAPITAL RESOURCES

The Bank is subject to the risk based capital guidelines administered by the banking regulatory agencies. The guidelines currently require all banks to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average adjusted assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the FDIC, the Bank's primary federal regulator that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 2005, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 5.91%, 10.58%, and 11.84%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2004, the Board of Directors, approved a 5% stock repurchase program that would enable the Company to repurchase approximately 74,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement. In determining the extent and timing of stock repurchase programs, in addition to capital adequacy, the Company considers the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market(R). At March 31, 2005, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

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

At March 31, 2005, 81.7% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 9.7 years. At such date, $28.0 million, or 10.1%, of the Company's securities had adjustable interest rates, and its available-for-sale securities portfolio had an average contractual maturity of 6.9 years. At March 31, 2005, the Company had $36.5 million of time deposits with maturities of one year or less and $18.9 million of time deposits of $100,000 or more, which tend to be less stable sources of funding as compared to core deposits, and represented 13.3% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term time deposits, the cost of funds of the Company may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At March 31, 2005, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

             CHANGE IN                   POTENTIAL CHANGE IN                       POTENTIAL CHANGE IN
           INTEREST RATES                NET INTEREST INCOME                  NET ECONOMIC VALUE OF EQUITY
           IN BASIS POINTS             $ CHANGE      % CHANGE                  $ CHANGE          % CHANGE
           ---------------             --------      --------                  ---------         --------
                                                          (DOLLARS IN THOUSANDS)
                200                  $(1,421)           (7.86)%              $   (5,551)          (15.80)  %
                100                     (678)           (3.75)                   (2,389)           (6.80)
              Static                      --               --                        --               --
               (100)                     (11)            (.06)                    2,196             6.25
               (200)                  (1,137)           (6.29)                   (1,359)           (3.87)

ITEM 4.       CONTROLS AND PROCEDURES
-------       -----------------------

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



                                        LONG ISLAND FINANCIAL CORP.
                                        (REGISTRANT)


Date: May 13, 2005                      By: /s/ Douglas C. Manditch
                                            -----------------------
                                            Douglas C. Manditch
                                            President & Chief Executive Officer


Date: May 13, 2005                      By: /s/ Thomas Buonaiuto
                                            --------------------
                                            Thomas Buonaiuto
                                            Vice President & Secretary-Treasurer