Form 10-Q
period 2005-06-30
LONG ISLAND FINANCIAL CORP
filed 2005-08-15
CIK 1070517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)      Quarterly Report Pursuant to  Section 13 or 15(d) of
   [X]                 the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2005
                                       OR
   [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from ______ to _______

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

Common Stock par value $.01, per share. The registrant had 1,543,724 shares of Common Stock outstanding as of August 12, 2005.



                                                    FORM 10-Q
                                           LONG ISLAND FINANCIAL CORP.

                                                      INDEX
                                                                                                        PAGE
PART I - FINANCIAL INFORMATION                                                                         NUMBER
------------------------------                                                                         ------

ITEM 1.       Financial Statements

              Consolidated Balance Sheets at June 30, 2005
                    and December 31, 2004                                                                 2
              Consolidated Statements of Earnings for the Three Months and
                    Six Months Ended June 30, 2005 and 2004                                               3
              Consolidated Statement of Changes in Stockholders' Equity
                    and Other Comprehensive Loss for the Six Months
                         Ended June 30, 2005                                                              4
              Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2005 and 2004                                                          5
              Notes to Consolidated Financial Statements                                                  6

ITEM 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operation                                                    9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                 22

ITEM 4.       Controls and Procedures                                                                    23


PART II  - OTHER INFORMATION
----------------------------

ITEM 1.       Legal Proceedings                                                                          23

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                23

ITEM 3.       Defaults Upon Senior Securities                                                            23

ITEM 4.       Submission of Matters to a Vote of Security Holders                                        24

ITEM 5.       Other Information                                                                          24

ITEM 6.       Exhibits                                                                                   24

SIGNATURES                                                                                               25




PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       FINANCIAL STATEMENTS
-------       --------------------

                                           LONG ISLAND FINANCIAL CORP.
                                           CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      2005                 2004
                                                                                      ----                 ----
                                                                                   (UNAUDITED)
ASSETS:
Cash and due from banks                                                            $   11,539          $  10,310
Interest earning deposits                                                               1,441                 37
                                                                                   ----------          ---------
              Total cash and cash equivalents                                          12,980             10,347
Securities available-for-sale, at fair value                                          255,545            278,814
Federal Home Loan Bank stock, at cost                                                   4,200              4,925
Loans, held for sale                                                                      838                604
Loans, net of unearned income and deferred fees                                       249,125            243,477
Less allowance for loan losses                                                         (4,066)            (5,591)
                                                                                   ----------          ---------
              Loans, net                                                              245,059            237,886
Premises and equipment, net                                                             5,220              5,422
Accrued interest receivable                                                             3,203              3,342
Bank owned life insurance                                                               7,924              7,779
Deferred tax asset, net                                                                 2,896              3,169
Prepaid expenses and other assets                                                       1,814              2,521
                                                                                   ----------          ---------
              Total assets                                                         $  539,679          $ 554,809
                                                                                   ----------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
    Demand deposits                                                                $  112,424          $  99,876
    Savings deposits                                                                  118,786            123,142
    NOW and money market deposits                                                     106,400            126,509
    Time deposits, $100,000 or more                                                    15,272              9,863
    Other time deposits                                                                62,974             58,905
                                                                                   ----------          ---------
              Total deposits                                                          415,856            418,295
Federal funds purchased and securities sold under agreements to repurchase             13,000             27,500
Other borrowings                                                                       71,000             71,000
Subordinated debentures                                                                 7,732              7,732
Accrued expenses and other liabilities                                                  3,584              3,245
                                                                                   ----------          ---------
              Total liabilities                                                       511,172            527,772
                                                                                   ----------          ---------
Stockholders' equity:
    Common stock (par value $.01 per share; 10,000,000 shares authorized;
      1,878,792 and 1,850,378 shares issued; 1,541,892 and
      1,513,478 shares outstanding, respectively)                                          19                 19
    Surplus                                                                            22,165             21,590
    Retained earnings                                                                  12,716             11,417
    Accumulated other comprehensive loss                                               (2,215)            (1,811)
    Treasury stock at cost, (336,900 shares)                                           (4,178)            (4,178)
                                                                                   ----------          ---------
              Total stockholders' equity                                               28,507             27,037
                                                                                   ----------          ---------
              Total liabilities and stockholders' equity                           $  539,679          $ 554,809
                                                                                   ----------          ---------

See accompanying notes to consolidated financial statements.



                                   LONG ISLAND FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                           (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                            --------------                --------------
                                                           2005         2004              2005        2004
                                                           ----         ----              ----        ----
Interest income:
     Loans                                           $    4,070    $    3,871        $    8,021  $    7,671
     Securities                                           2,838         2,757             5,775       5,304
     Federal funds sold and earning deposits                 62             3                72           5
                                                     ----------    ----------        ----------  ----------
         Total interest income                            6,970         6,631            13,868      12,980
                                                     ----------    ----------        ----------  ----------
Interest expense:
     Savings deposits                                       490           272               911         563
     NOW and money market deposits                          579           223             1,013         459
     Time deposits, $100,000 or more                        101            60               171         129
     Other time deposits                                    551           593             1,058       1,241
     Borrowed funds                                         839           871             1,760       1,637
     Subordinated debentures                                209           206               415         413
                                                     ----------    ----------        ----------  ----------
         Total interest expense                           2,769         2,225             5,328       4,442
                                                     ----------    ----------        ----------  ----------

     Net interest income                                  4,201         4,406             8,540       8,538
                                                     ----------    ----------        ----------  ----------
Provision for loan losses                                    50         5,000               125       5,500
                                                     ----------    ----------        ----------  ----------
     Net interest income (expense) after provision
        for loan losses                                   4,151          (594)            8,415       3,038
                                                     ----------    ----------        ----------  ----------
Other operating income:
     Service charges on deposit accounts                    706           618             1,344       1,270
     Net gain on sales and calls of securities                -         2,483                 -       2,880
     Net gain on sale of residential loans                  147           204               283         396
     Earnings on bank-owned life insurance                   91           100               180         395
     Other                                                  226           128               391         263
                                                     ----------    ----------        ----------  ----------
         Total other operating income                     1,170         3,533             2,198       5,204
                                                     ----------    ----------        ----------  ----------

Other operating expenses:
     Salaries and employee benefits                       2,158         1,870             4,252       4,001
     Occupancy expense                                      342           314               684         629
     Premises and equipment expense                         377           379               720         766
     Automobile loan expense                                131           798               254         855
     Other                                                1,063         1,067             2,113       2,160
                                                     ----------    ----------        ----------  ----------
         Total other operating expenses                   4,071         4,428             8,023       8,411
                                                     ----------    ----------        ----------  ----------

         Income (loss) before income taxes                1,250        (1,489)            2,590        (169)

Income taxes (benefit)                                      443          (592)              923        (193)
                                                     ----------    ----------        ----------  ----------
         Net income (loss)                           $      807    $     (897)       $    1,667  $       24
                                                     ----------    ----------        ----------  ----------

Basic earnings (loss) per share                      $      .53    $     (.60)       $     1.09  $      .02
                                                     ----------    ----------        ----------  ----------
Diluted earnings (loss) per share                    $      .51    $     (.56)       $     1.05  $      .02
                                                     ----------    ----------        ----------  ----------
Weighted average shares outstanding                   1,533,004     1,503,606         1,527,443   1,501,067
                                                     ----------    ----------        ----------  ----------
Diluted weighted average shares outstanding           1,592,957     1,588,510         1,590,321   1,585,710
                                                     ----------    ----------        ----------  ----------
Comprehensive income (loss)                          $    3,521    $   (7,401)       $    1,263  $   (3,870)
                                                     ----------    ----------        ----------  ----------

See accompanying notes to consolidated financial statements.


                                   LONG ISLAND FINANCIAL CORP.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  AND OTHER COMPREHENSIVE LOSS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                           (UNAUDITED)

                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ACCUMULATED
                                                                                    OTHER
                                            COMMON                  RETAINED     COMPREHENSIVE    TREASURY
                                             STOCK       SURPLUS    EARNINGS         LOSS          STOCK      TOTAL
                                           -------------------------------------------------------------------------

Balance at December 31, 2004               $   19     $  21,590   $   11,417     $ (1,811)     $  (4,178)  $ 27,037

Comprehensive income:
    Net income                                  -             -        1,667            -              -      1,667
      Other comprehensive income,
        net of tax:
         Unrealized depreciation in
         available-for-sale securities,
         net of reclassification adjustment     -             -            -         (404)             -       (404)
                                                                                                           ---------
Total comprehensive income                                                                                    1,263

Exercise of stock options and related
     tax benefit, issued 25,530 shares          -           464            -            -              -        464

Dividend reinvestment and stock purchase
     plan, issued 2,884 shares                  -           111            -            -              -        111

Dividends declared on common stock
     ($.24 per common share)                    -             -         (368)           -              -       (368)
                                           -------------------------------------------------------------------------

Balance at June 30, 2005                   $   19     $  22,165    $  12,716     $ (2,215)     $  (4,178)  $ 28,507
                                           -------------------------------------------------------------------------


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                        2005         2004
                                                                        ----         ----
(IN THOUSANDS)
Net unrealized depreciation
  arising during the year, net of tax                                $   (404)    $ (2,080)
Less: Reclassification adjustment for net
  gains included in net income, net of tax                                  -        1,814
                                                                     ----------------------
Net unrealized loss on securities, net of tax                        $   (404)    $ (3,894)
                                                                     ----------------------

See accompanying notes to consolidated financial statements.



                                           LONG ISLAND FINANCIAL CORP.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                                FOR THE SIX MONTHS
                                                                                                  ENDED JUNE 30,
(IN THOUSANDS)                                                                                   2005          2004
                                                                                                 ----          ----
Cash flows from operating activities:
    Net income                                                                              $   1,667     $      24
    Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    125         5,500
     Depreciation and amortization                                                                481           549
     Amortization of premiums, net of discount accretion                                           55           137
     Net gain on sales and calls of securities, held-to-maturity                                    -          (335)
     Net gain on sales and calls of securities, available-for-sale                                  -        (2,545)
     Loans originated for sale, net of proceeds from sales and gains                             (234)        1,103
     Net deferred loan origination fees                                                            20            53
     Earnings on bank owned life insurance                                                       (180)         (203)
     Bank owned life insurance benefit                                                              -          (192)
     Deferred income taxes                                                                        543        (1,653)
     Change in other assets and liabilities:
         Accrued interest receivable                                                              139          (761)
         Prepaid expenses and other assets                                                        742          (362)
         Accrued expenses and other liabilities                                                   339          (625)
                                                                                            ---------     ---------
         Net cash provided by operating activities                                              3,697           690
                                                                                            ---------     ---------
Cash flows from investing activities:
     Purchases of securities available-for-sale                                              (134,959)     (577,725)
     Net purchases (redemptions) of Federal Home Loan Bank stock                                  725        (3,750)
     Proceeds from sales of securities held-to-maturity                                             -         1,347
     Proceeds from sales of securities available-for-sale                                      15,000        58,187
     Proceeds from maturities and calls of securities available-for-sale                      139,000       467,157
     Principal repayments on securities available for sale                                      3,499         7,286
     Loan originations, net of principal repayments                                            (7,318)      (14,143)
     Redemption of bank owned life insurance, net                                                   -           922
     Purchase of premises and equipment                                                          (279)         (503)
                                                                                            ---------     ---------
         Net cash provided by (used in) investing activities                                   15,668       (61,222)
                                                                                            ---------     ---------
Cash flows from financing activities:
     Net decrease in demand deposit, savings, NOW, and money market deposits                  (12,352)      (45,739)
     Net increase (decrease) in time deposits                                                   9,913       (13,880)
     Net (decrease) increase in federal funds purchased                                       (14,500)       69,900
     Net increase in other borrowings                                                               -        15,000
     Shares issued under the dividend reinvestment and stock purchase plan                        111            74
     Exercise of stock options                                                                    464           353
     Payments for cash dividends                                                                 (368)         (361)
                                                                                            ---------     ---------
         Net cash (used in) provided by financing activities                                  (16,732)       25,347
                                                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents                                            2,633       (35,185)
Cash and cash equivalents at beginning of period                                               10,347        46,745
                                                                                            ---------     ---------
Cash and cash equivalents at end of period                                                  $  12,980     $  11,560
                                                                                            ---------     ---------
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for:
     Interest                                                                               $   5,289     $   4,695
                                                                                            ---------     ---------
     Income taxes                                                                           $       -     $   1,880
                                                                                            ---------     ---------
Non-cash investing activities:
------------------------------
     Fair value of securities transferred from held-to-maturity
         to available-for-sale                                                              $       -     $  13,454
                                                                                            ---------     ---------

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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2004 Annual Report on Form 10-K.

The Company makes available through its internet website, WWW.LICB.COM, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission.

2.       SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair value of securities available-for-sale as of the dates indicated:

                                                                  JUNE 30, 2005              DECEMBER 31, 2004
                                                                  -------------              -----------------
                                                             AMORTIZED        FAIR        AMORTIZED       FAIR
                                                               COST           VALUE         COST          VALUE
                                                               ----           -----         ----          -----
                                                                                (IN THOUSANDS)
    AVAILABLE-FOR-SALE:
    U.S. Government and Agency obligations                 $   237,096      233,562      $  256,102      253,409
    Mortgage-backed securities:
       GNMA                                                     19,249       19,082          22,128       21,794
       FHLMC                                                     1,540        1,516           1,982        1,960
       FNMA                                                      1,156        1,185           1,424        1,452
    Municipal obligations                                          200          200             200          199
                                                           -----------      -------      ----------      -------
        Total securities available-for-sale                $   259,241      255,545      $  281,836      278,814
                                                           -----------      -------      ----------      -------

3.       LOANS, NET

Loans, net, are summarized as follows:
                                                                JUNE 30, 2005                  DECEMBER 31, 2004
                                                                -------------                  -----------------
                                                                            (DOLLARS IN THOUSANDS)
    LOANS HELD-FOR-SALE:
       Residential real estate loans                         $     838    100.0 %             $     604    100.0 %
                                                             ---------    -----               ---------    -----

    LOANS, NET:
       Commercial and industrial loans                       $  58,798     23.4 %             $  46,414     18.9 %
       Commercial real estate loans                            170,432     68.0                 170,149     69.2
       Residential real estate loans                             3,240      1.3                   3,240      1.3
       Automobile loans                                         13,843      5.5                  24,127      9.8
       Consumer loans                                            4,529      1.8                   1,875      0.8
                                                             ---------    -----               ---------    -----
                                                               250,842    100.0                 245,805    100.0
       Less:
             Unearned income                                      (711)                          (1,342)
             Deferred fees, net                                 (1,006)                            (986)
             Allowance for loan losses                          (4,066)                          (5,591)
                                                             ---------                        ---------
    Total loans, net                                         $ 245,059                        $ 237,886
                                                             ---------                        ---------

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

At June 30, 2005, the automobile loan portfolio, net of unearned income and deferred fees, consisted of 664 loans with balances aggregating $13.1 million. Automobile loans represented 5.3% of the Bank's loan portfolio, net of unearned income and deferred fees. Delinquencies at June 30, 2005, were $227,102 or 1.7% of the portfolio.

The Company incurred operating expenses relating to the automobile loan portfolio of $131,000 for the quarter ended June 30, 2005, compared to $798,000 for the quarter ended June 30, 2004. Those expenses include expenses for legal services, portfolio servicing and administration, collateral perfection, verification and disposition, and audit and accounting services. While the Company expects to continue to incur operating expenses related to the automobile loan portfolio, it expects those expenses to decrease as the portfolio matures. Operating costs for the automobile loan portfolio are expensed when incurred and recorded in "automobile loan expense" in the consolidated statements of earnings.

4.        STOCK BASED COMPENSATION

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. That method includes Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under that method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all stock options vested in each period:

                                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                                   ----------------------------------------------
                                                                   2005           2004         2005         2004
                                                                   ----------------------------------------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       Net income (loss) as reported                               $ 807         $ (897)     $ 1,667       $  24
       Deduct total stock-based employee compensation
              expense determined under fair-value-based
              method for all awards, net of tax                       51             45          144         144
                                                                   -----         ------      -------       -----
       Pro forma net income (loss)                                 $ 756         $ (942)     $ 1,523       $(120)
                                                                   -----         ------      -------       -----
       Earnings (loss) per share:
       Basic                                   As Reported         $ .53         $ (.60)     $  1.09       $ .02
                                               Pro forma             .49           (.63)        1.00        (.08)
       Diluted                                 As Reported           .51           (.56)        1.05         .02
                                               Pro forma             .47           (.59)         .96        (.08)

5.       RECENT DEVELOPMENTS

On August 1, 2005, the Company and New York Community Bancorp, Inc. ("NYCB") entered into an Agreement and Plan of Merger (the "Merger Agreement") under which the Company will merge with and into NYCB, with NYCB as the surviving entity, in an all-stock transaction valued at approximately $69.8 million. Under the terms of the Merger Agreement, shareholders of the Company will receive 2.32 shares of NYCB common stock for each share of the Company common stock held at the closing date. Additional information concerning the Merger Agreement can be found in the Form 8-K filed by the Company on August 3, 2005.

On May 25, 2005, the Board of Directors of the Company declared a quarterly dividend of $.12 per common share. The dividend was paid July 1, 2005, to shareholders of record as of June 17, 2005.

6.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities. At June 30, 2005, the Bank had no outstanding commitments to purchase investment securities.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share Based Payments. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123 (Revised 2004) on January 1, 2006.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which delays the effective date for the measurement and recognition guidance of EITF 03-01. In June, 2005, the FASB decided to issue a proposed final FSP to supersede EITF Issue 03-1 and EITF Topic D-44 retitled FSP FAS 115-1 which is expected to be finalized in September, 2005, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATION
         ------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company identifies accounting policies critical to the Company's operations and understanding of the Company's results of operations. Certain accounting policies are considered to be important to the portrayal of the Company's financial condition since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

ALLOWANCE FOR LOAN LOSSES

The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the portfolio. The evaluation process for making provisions for loan losses is subject to numerous estimates and judgments. Changes in those estimates would have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in Suffolk, Nassau and Kings counties.

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on significant loans or when otherwise deemed necessary and primarily encompass commercial real estate loans and commercial and industrial loans. Management believes that the Company's allowance for loan losses at June 30, 2005 is adequate to provide for estimated probable losses inherent in the portfolio.

SECURITIES

The fair value of securities classified as held-to-maturity or available-for-sale is based upon quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

DEFERRED TAX ASSETS

The Company uses estimates of future earnings to support the position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company's net income would be reduced.

FINANCIAL CONDITION

Total assets were $539.7 million as of June 30, 2005, a decrease of $15.1 million, or 2.7%, from $554.8 million at December 31, 2004. The decrease in total assets was primarily due to a decrease in the securities available-for-sale portfolio, offset in part by an increase in the loan portfolio. At June 30, 2005, securities available-for-sale decreased $23.3 million, or 8.3%, to $255.5 million, compared to the $278.8 million held at December 31, 2004. The decrease in securities available-for-sale was primarily due to the sale of $15 million of U.S. Government Agency obligations, which in the aggregate resulted in no gain or loss, and normal principal repayments on the mortgaged-backed securities portfolio. The $5.6 million, or 2.3% increase in loans, net of unearned income and deferred fees, from $243.5 million at December 31, 2004, to $249.1 million at June 30, 2005, primarily reflects increases in commercial and industrial loans offset by the maturing automobile loan portfolio. Commercial and industrial loans rose $12.4 million, or 26.7%, from $46.4 million at December 31, 2004, to $58.8 million at June 30, 2005. Automobile loans decreased from $24.1 million at December 31, 2004, to $13.8 million at June 30, 2005. The Company ceased origination of automobile loans in March 2004.

Total liabilities decreased $16.6 million, or 3.1%, from $527.8 million at December 31, 2004, to $511.2 million at June 30, 2005. The decrease in total liabilities was due principally to a decrease in federal funds purchased and securities sold under agreements to repurchase combined with a nominal decrease in total deposits. The Company utilizes overnight and short term borrowings, primarily in the form of federal funds purchased and securities sold under agreements to repurchase, as a funding source to fund asset growth when necessary. There were $13.0 million of federal funds purchased at June 30, 2005, compared to $27.5 million at December 31, 2004. The decrease in total deposits is primarily the result of a $20.1 million, or 15.9%, decrease in NOW and money market deposits from $126.5 million at December 31, 2004, to $106.4 million at June 30 2005, attributable to the withdrawal of seasonal municipal funds on deposit at December 31, 2004. Offsetting that decrease, demand deposits increased $12.5 million, or 12.6%, as the Company continues to focus on the growth of core deposits. Time deposits of $100,000 or more, and other time deposits increased $9.4 million, or 13.8%, from $68.8 million at December 31, 2004, to $78.2 million at June 30, 2005, as the Bank utilized time deposits as an alternative funding source when deemed advantageous. Other borrowings aggregated $71.0 million at June 30, 2005.

Stockholders' equity increased $1.5 million, or 5.4%, from $27.0 million at December 31, 2004, to $28.5 million at June 30, 2005. The increase in stockholders' equity was primarily attributable to net income of $1.7 million and $575,000 from stock issued through the exercise of stock options and the dividend reinvestment and stock purchase plan. Those increases were offset in part by a $404,000 increase in accumulated other comprehensive loss for the six months ended June 30, 2005, and dividends declared of $368,000.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the six months ended June 30, 2005 and 2004, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-performing loans although the amount of non-performing loans is not material.


                                                                   THREE MONTHS ENDED JUNE 30,
                                                -----------2005-----------           -----------2004-----------
                                                                    AVERAGE                               AVERAGE
                                              AVERAGE                YIELD /         AVERAGE               YIELD /
                                              BALANCE    INTEREST     COST           BALANCE    INTEREST    COST
                                              -------    --------     ----           -------    --------    ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits        $    8,411    $     62      2.95 %    $    1,267     $       3     .95  %
     Securities (1)                          279,674       2,838      4.06         280,786         2,757    3.93
     Loans, net of unearned income and
         deferred fees (2)                   238,015       4,070      6.84         236,426         3,871    6.55
                                          ----------    --------     -----      ----------     ---------   -----
Total interest-earning assets                526,100       6,970      5.30         518,479         6,631    5.12
Non-interest-earning assets                   31,652                                34,633
                                          ----------                            ----------
Total assets                              $  557,752                            $  553,112
                                          ----------                            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings deposits                     $  119,305         490      1.64      $  101,239           272    1.07
     NOW and money market deposits           127,913         579      1.81         116,854           223     .76
     Certificates of deposit                  79,005         652      3.30          89,628           653    2.91
                                          ----------    --------     -----      ----------     ---------   -----
Total interest-bearing deposits              326,223       1,721      2.11         307,721         1,148    1.49
     Borrowed funds                           85,108         839      3.94         108,970           871    3.20
     Subordinated debentures                   7,732         209     10.81           7,732           206   10.66
                                          ----------    --------     -----      ----------     ---------   -----
Total interest-bearing liabilities           419,063       2,769      2.64         424,423         2,225    2.10
Other non-interest-bearing liabilities       112,307                               100,459
                                          ----------                            ----------
Total liabilities                            531,370                               524,882
Stockholders' equity                          26,382                                28,230
                                          ----------                            ----------
Total liabilities and
     stockholders' equity                 $  557,752                            $  553,112
                                          ----------                            ----------
Net interest income/
     interest rate spread (3)                           $  4,201      2.66%                    $   4,406    3.02  %
                                                        --------     -----                     ---------   -----

Net interest margin (4)                                               3.19%                                 3.40  %
                                                                     -----                                 -----
Ratio of interest-earning assets to
     interest-bearing liabilities                                     1.26x                                 1.22x
                                                                     -----                                 -----

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


                                                                     SIX MONTHS ENDED JUNE 30,
                                                -----------2005-----------           -----------2004-----------
                                                                    AVERAGE                               AVERAGE
                                              AVERAGE                YIELD /         AVERAGE               YIELD /
                                              BALANCE    INTEREST     COST           BALANCE    INTEREST    COST
                                              -------    --------     ----           -------    --------    ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
     Federal funds sold and
         interest-earning deposits       $     5,113    $     72      2.82 %      $    1,096    $      5     .91 %
     Securities (1)                          284,121       5,775      4.07           274,860       5,304    3.86
     Loans, net of unearned income and
         deferred fees (2)                   238,269       8,021      6.73           233,146       7,671    6.58
                                         -----------    --------     -----        ----------    --------   -----
Total interest-earning assets                527,503      13,868      5.26           509,102      12,980    5.10
Non-interest-earning assets                   30,647                                  36,599
                                         -----------                              ----------
Total assets                             $   558,150                              $  545,701
                                         -----------                              ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings deposits                    $   121,335         911      1.50        $  103,172         563    1.09
     NOW and money market deposits           123,241       1,013      1.64           117,364         459     .78
     Certificates of deposit                  76,745       1,229      3.20            92,764       1,370    2.95
                                              ------    --------     -----        ----------    --------   -----
Total interest-bearing deposits              321,321       3,153      1.96           313,300       2,392    1.53
     Borrowed funds                           93,112       1,760      3.78            96,563       1,637    3.39
     Subordinated debentures                   7,732         415     10.73             7,732         413   10.68
                                         -----------    --------     -----        ----------    --------   -----
Total interest-bearing liabilities           422,165       5,328      2.52           417,595       4,442    2.13
Other non-interest-bearing liabilities       109,503                                 100,157
                                         -----------                              ----------
Total liabilities                            531,668                                 517,752
Stockholders' equity                          26,482                                  27,949
                                         -----------                              ----------
Total liabilities and
     stockholders' equity                $  558,150                               $  545,701
                                         ----------                               ----------

Net interest income/
     interest rate spread (3)                           $  8,540      2.74%                     $  8,538    2.97 %
                                                        --------     -----                      --------   -----

Net interest margin (4)                                               3.24%                                 3.35 %
                                                                     -----                                 -----
Ratio of interest-earning assets to
     interest-bearing liabilities                                     1.25x                                 1.22x
                                                                     -----                                 -----

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND
2004

GENERAL

The Company reported net income of $807,000, or diluted earnings per share of $.51 for the three months ended June 30, 2005, compared to a loss of $897,000 for the three months ended June 30, 2004. The loss recognized for the quarter ended June 30, 2004 was attributable to an increase in the Company's provision for loan losses relating to its automobile loan portfolio.

INTEREST INCOME

Interest income increased $339,000, or 5.1%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. That increase was attributable to the $7.6 million, or 1.5%, increase in the average balance of interest-earning assets from $518.5 million for the three months ended June 30, 2004, to $526.1 million for the three months ended June 30, 2005. The increase in income from the increase in the average balance of interest-earning assets was aided in part by an 18 basis point increase in the average yield on interest-earning assets from 5.12% for the three months ended June 30, 2004, to 5.30% for the three months ended June 30, 2005. The increase in average yield on interest-earning assets was attributable to a 29 basis point increase in the average yield on loans, net of unearned income and deferred fees, from 6.55% for the three months ended June 30, 2004, to 6.84% for the three months ended June 30, 2005, and a 13 basis point increase in yield on securities which increased from 3.93% for the three months ended June 30, 2004, to 4.06% for the three months ended June 30, 2005. In addition to the increase in yield from period to period, the average balance of loans, net of unearned income and deferred fees, increased $1.6 million, or.7%, from $236.4 million for the three months ended June 30, 2004, to $238.0 million for the three months ended June 30, 2005, while the average balance of securities decreased $1.1 million, or .4%, from $280.8 million for three months ended June 30, 2004, to $279.7 million for the three months ended June 30, 2005. As noted above, the decrease in the average balance of securities was the result of sales during the second quarter in which the Company sold $15.0 million of securities and used the proceeds to fund loan demand. The increase in yields is attributable to the increases in short and intermediate term market rates from period to period.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2005 was $2.8 million, compared to $2.2 million for the three months ended June 30, 2004, an increase of $544,000, or 24.4%. The increase was attributable to a 54 basis point increase in the average rate paid on the average balance of interest-bearing liabilities from 2.10% for the three months ended June 30, 2004, to 2.64% for the three months ended June 30, 2005. The increase in the average rate paid was attributable to the increases in short-term market rates from period to period. The average balance of interest-bearing liabilities declined by $5.3 million, or 1.3%, from $424.4 million for the three months ended June 30, 2004, to $419.1 million for the three months ended June 30, 2005, offsetting in part the increase in the average rate paid. That decline was attributable to a $23.9 million decrease in the average balance of borrowed funds, partially offset by an $18.5 million increase in the average balance of total interest-bearing deposits. The increase in the average balance of interest-bearing deposits was due to an increase in the average balance of savings and NOW and money market deposits, partially offset by a decrease in the average balance of certificates of deposit. The average balance of subordinated debentures did not change from June 30, 2004 to June 30, 2005.

Interest expense on interest-bearing deposits increased $573,000, or 49.9%, for the three months ended June 30, 2005, from $1.1 million for the three months ended June 30, 2004, to $1.7 million for the three months ended June 30, 2005. That increase was due to a 62 basis point increase in the average rate paid on interest-bearing deposits from 1.49% for the three months ended June 30, 2004, to 2.11% for the three months ended June 30, 2005, combined with an increase in the average balance of interest-bearing deposits. The average balance of savings deposits increased $18.1 million, or 17.8%, from $101.2 million for the three months ended June 30, 2004, to $119.3 million for the three months ended June 30, 2005. The average balance of NOW and money market deposits increased $11.0 million, or 9.5%, from $116.9 million for the three months ended June 30, 2004, to $127.9 million for the three months ended June 30, 2005. Offsetting that increase in deposits, was a $10.6 million decrease in the average balance of certificates of deposits from $89.6 million for the three months ended June 30, 2004, to $79.0 million for the three months ended June 30, 2005. From time to time, the Bank employs various funding strategies to minimize its overall costs of funds while concentrating efforts to increase low cost core deposit relationships.

Interest expense on borrowed funds decreased $32,000, or 3.7%, from $871,000 for the three months ended June 30, 2004, to $839,000 for the three months ended June 30, 2005. The decrease was primarily due to a $23.9 million decrease in the average balance of borrowed funds from $109.0 million for the three months ended June 30, 2004 to $85.1 million for the three months ended June 30, 2005. Offsetting the decline in the average balance of borrowed funds, the average rate paid on borrowed funds increased from 3.20% for the three months ended June 30, 2004, to 3.94% for the three months ended June 30, 2005, primarily resulting from the increase in short term market interest rates from period to period.

NET INTEREST INCOME

Net interest income decreased by $205,000, or 4.7%, from $4.4 million for the three months ended June 30, 2004, to $4.2 million for the three months ended June 30, 2005. The average yield on interest-earning assets increased 18 basis points from 5.12% for the three months ended June 30, 2004, to 5.30% for the three months ended June 30, 2005. However, the average rate paid on interest-bearing liabilities increased 54 basis points from 2.10% for the three months ended June 30, 2004, to 2.64% for the three months ended June 30, 2005, resulting in a 36 basis point decrease in the net interest rate spread from 3.02% for the three months ended June 30, 2004, to 2.66% for the three months ended June 30, 2005.

PROVISION FOR LOAN LOSSES

The Company made a $50,000 provision for loan losses for the three months ended June 30, 2005, compared to a $5,000,000 provision made for the three months ended June 30, 2004 to recognize losses in the automobile loan portfolio. The determination to make the $50,000 provision for loan losses for the three months ended June 30, 2005, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $4.1 million at June 30, 2005, and $5.6 million at December 31, 2004. The allowance for loan losses as a percentage of loans was 1.63% at June 30, 2005, and 2.30% at December 31, 2004.

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

                                                                  JUNE 30, 2005      DECEMBER 31, 2004
                                                                  ------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
NON-ACCRUAL LOANS:
     Commercial and industrial loans                               $       -             $     -
     Commercial real estate loans                                          -                   -
     Automobile loans                                                      -                  89
                                                                   ---------             -------
         Total non-accrual loans                                           -                  89
                                                                   ---------             -------
LOANS ACCRUING - OVER 90 DAYS:
     Commercial and industrial loans                                      -                    -
                                                                   --------              -------
         Total loans accruing-over 90 days                                -                    -
                                                                   --------              -------
Total non-performing loans                                         $      -              $    89
                                                                   --------              -------
Allowance for loan losses as a percentage of loans (1)                 1.63 %               2.30 %
Allowance for loan losses as a percentage
     of total non-performing loans                                        - %              6,282 %
Non-performing loans as a percentage of loans (1)                         - %                .04 %

(1)   Loans include loans, net of unearned income and deferred fees.

OTHER OPERATING INCOME

Other operating income decreased $2.3 million or 66.9%, to $1.2 million for the three months ended June 30, 2005, compared to $3.5 million for the three months ended June 30, 2004. That decrease was primarily attributable to net gains on sales and calls of securities of $2.5 million for the three months ended June 30, 2004. There were no gains on sales or calls of securities for the three months ended June 30, 2005. Service charges on deposit accounts increased $88,000, or 14.2%, from $618,000 for the three months ended June 30, 2004, to $706,000 for the three months ended June 30, 2005. Other operating income increased $98,000 to $226,000 for the three months ended June 30, 2005, as a result of construction loan fees earned and increases in the use of other deposit services. Net gain on sale of residential loans declined $57,000 to $147,000 for the three months ended June 30, 2005, as increasing market interest rates decrease the amount of residential refinance activity.

OTHER OPERATING EXPENSES

Other operating expenses decreased $357,000 or 8.1% from $4.4 million to $4.1 million for the three months ended June 30, 2005. The decrease in operating expenses were a result of decreased expenses associated with the automobile loan portfolio, the Company's implementation of certain cost controls and a modification of its branch expansion plan. Increases in salaries and employee benefits offset that decrease, in part, as the Company increased its infrastructure to comply with expanded regulatory compliance requirements.

INCOME TAXES

Income tax expense was $443,000 for the three months ended June 30, 2005, compared to an income tax benefit of $592,000 for the three months ended June 30, 2004. For the three months ended June 30, 2005, the Company recorded income before income taxes of $1.3 million, compared to a loss before income taxes of $1.5 million for the three months ended June 30, 2004.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

GENERAL

The Company reported net income of $1.7 million, or diluted earnings per share of $1.05 for the six months ended June 30, 2005, compared to $24,000, or diluted earnings per share of $.02 for the six months ended June 30, 2004.

INTEREST INCOME

Interest income increased $888,000, or 6.8%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. That increase was attributable to the $18.4 million, or 3.6%, increase in the average balance of interest-earning assets from $509.1 million for the six months ended June 30, 2004, to $527.5 million for the six months ended June 30, 2005. The increase in income from the increase in the average balance of interest-earning assets was aided in part by a 16 basis point increase in the average yield on interest-earning assets from 5.10% for the six months ended June 30, 2004, to 5.26% for the six months ended June 30, 2005. The increase in average yield on interest-earning assets was attributable to a 21 basis point increase in yield on securities which increased from 3.86% for the six months ended June 30, 2004, to 4.07% for the six months ended June 30, 2005, and a 15 basis point increase in the average yield on loans, net of unearned income and deferred fees, from 6.58% for the six months ended June 30, 2004, to 6.73% for the six months ended June 30, 2005. In addition to the increase in yield from period to period, the average balance of securities increased $9.2 million, or 3.4%, from $274.9 million for six months ended June 30, 2004, to $284.1 million for the six months ended June 30, 2005. The average balance of loans, net of unearned income and deferred fees, increased $5.2 million, or 2.2%, from $233.1 million for the six months ended June 30, 2004, to $238.3 million for the six months ended June 30, 2005. The increase in yield is attributable to increases in market rates from period to period.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2005 was $5.3 million, compared to $4.4 million for the six months ended June 30, 2004, an increase of $886,000, or 19.9%. The increase was attributable to a 39 basis point increase in the average rate paid on the average balance of interest-bearing liabilities from 2.13% for the six months ended June 30, 2004, to 2.52% for the six months ended June 30, 2005, coupled with a $4.6 million increase in the average balance of interest-bearing liabilities from $417.6 million for the six months ended June 30, 2004, to $422.2 million for the six months ended June 30, 2005. The increase in the average balance of interest-bearing liabilities was attributable to an $8.0 million increase in the average balance of total interest-bearing deposits, partially offset by a $3.5 million decrease in the average balance of borrowed funds. The increase in the average balance of interest-bearing deposits was due to an increase in the average balance of savings and NOW and money market deposits partially offset by a decrease in the average balance of certificates of deposit. The average balance of subordinated debentures did not change from June 30, 2004 to June 30, 2005.

Interest expense on interest-bearing deposits increased $761,000, or 31.8%, for the six months ended June 30, 2005, from $2.4 million for the six months ended June 30, 2004, to $3.2 million for the six months ended June 30, 2005. That increase was due to a 43 basis point increase in the average rate paid on interest-bearing deposits from 1.53% for the six months ended June 30, 2004, to 1.96% for the six months ended June 30, 2005 and an increase in the average balance of interest-bearing deposits of $8.0 million, or 2.6%, from $313.3 million for the six months ended June 30, 2004, to $321.3 million for the six months ended June 30, 2005. The increase in the average balance of interest-bearing deposits was the result of an increase in the average balance of savings deposits, which increased $18.1 million from $103.2 million for the six months ended June 30, 2004, to $121.3 million for the six months ended June 30, 2005, and the $5.8 million increase in the average balance of NOW and money market deposits from $117.4 million for the six months ended June 30, 2004, to $123.2 million for the six months ended June 30, 2005. Those increases were offset in part by a $16.1 million decrease in the average balance of time deposits from $92.8 million for the six months ended June 30, 2004, to $76.7 million for the six months ended June 30, 2005. From time to time, the Bank employs various funding strategies to minimize its overall costs of funds while concentrating efforts to increase low cost core deposit relationships.

Interest expense on borrowed funds increased $123,000, or 7.5%, from $1.6 million for the six months ended June 30, 2004, to $1.8 million for the six months ended June 30, 2005. The increase was primarily due to the increase in the average rate paid on borrowed funds, which increased from 3.39% for the six months ended June 30, 2004, to 3.78% for the six months ended June 30, 2005. The increase in the average rate paid on borrowed funds was offset in part by the $3.5 million, or 3.6% decrease, in the average balance of borrowed funds from $96.6 million for the six months ended June 30, 2004, to $93.1 million for the six months ended June 30, 2005.

NET INTEREST INCOME

Net interest income remained level at $8.5 million for the six months ended June 30, 2005. The average yield on interest-earning assets increased 16 basis points from 5.10% for the six months ended June 30, 2004, to 5.26% for the six months ended June 30, 2005. The average rate paid on interest-bearing liabilities increased 39 basis points from 2.13% for the six months ended June 30, 2004, to 2.52% for the six months ended June 30, 2005. The net interest rate spread decreased 23 basis points, from 2.97% for the six months ended June 30, 2004, to 2.74% for the six months ended June 30, 2005.

PROVISION FOR LOAN LOSSES

The Company made a $125,000 provision for loan losses for the six months ended June 30, 2005, compared to a $5,500,000 provision made for the six months ended June 30, 2004 to recognize losses in the automobile loan portfolio. The determination to make the $125,000 provision for loan losses for the six months ended June 30, 2005, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $4.1 million at June 30, 2005, and $5.6 million at December 31, 2004. The allowance for loan losses as a percentage of loans was 1.63% at June 30, 2005, and 2.30% at December 31, 2004.

OTHER OPERATING INCOME

Other operating income decreased $3.0 million, or 57.8%, to $2.2 million for the six months ended June 30, 2005, as compared to $5.2 million for the six months ended June 30, 2004. That decrease was primarily attributable to net gains on sales and calls of securities of $2.9 million for the six months ended June 30, 2004. There were no gains on sales or calls of securities for the six months ended June 30, 2005. Service charges on deposit accounts increased $74,000, or 5.8%, from $1.2 million for the six months ended June 30, 2004, to $1.3 million for the six months ended June 30, 2005. Other operating income increased $128,000 to $391,000 for the six months ended June 30, 2005, as a result of construction loan fees earned and increases in the use of other deposit services. Net gain on sale of residential loans declined $113,000 to $283,000 for the six months ended June 30, 2005, as increasing market interest rates decrease the amount of residential refinance activity.

OTHER OPERATING EXPENSES

Other operating expenses decreased $388,000 or 4.6%, to $8.0 million for the six months ended June 30, 2005. The decrease in operating expenses was a result of decreased automobile loan expenses, the Company's implementation of certain cost controls and a modification of its branch expansion plan. Increases in salaries and employee benefits offset that decrease, in part, as the Company increased its infrastructure to comply with expanded regulatory compliance requirements.

INCOME TAXES

Income tax expense was $923,000 for the six months ended June 30, 2005, compared to an income tax benefit of $193,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005, the Company recorded income before income taxes of $2.6 million, compared to a loss before income taxes of $169,000 for the six months ended June 30, 2004.

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

At June 30, 2005, the Company's other borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of these advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed securities, callable U.S. agency securities, and certain other qualifying commercial real-estate collateral.

At June 30, 2005, convertible and medium term advances outstanding were as follows:

                                                                              NEXT                  CONTRACTUAL
                                         AMOUNT            RATE             CALL DATE                MATURITY
                                         ------            ----             ---------                --------

Medium term advance                 $   10,000,000         2.37%                 -                   4/14/2006
Convertible advance                     14,000,000         5.49%            8/19/2005                2/19/2008
Convertible advance                     15,000,000         4.59%            7/21/2005                1/21/2009
Convertible advance                      5,000,000         2.24%             2/3/2006                 2/3/2009
Convertible advance                     14,000,000         4.97%            7/19/2005                1/19/2011
Convertible advance                      3,000,000         4.11%           12/12/2005               12/12/2011
Convertible advance                     10,000,000         2.64%            5/28/2008                5/28/2013
                                    --------------
                                    $   71,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During the six months ended June 30, 2005, and 2004, the Company's purchases of securities that were classified available-for-sale totaled $135.0 million and $577.7 million, respectively. Loan originations, net of principal repayments on loans, totaled $7.3 million and $14.1 million for the six months ended June 30, 2005, and 2004, respectively. Short term borrowings, principal repayments and maturities and sales of securities were used primarily to fund those activities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 2005, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 6.08%, 10.73%, and 11.98%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2004, the Board of Directors, approved a 5% stock repurchase program that would enable the Company to repurchase approximately 74,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement. In determining the extent and timing of stock repurchase programs, in addition to capital adequacy, the Company considers the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market(R). At June 30, 2005, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

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

At June 30, 2005, 83.3% of the Company's gross loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.7 years. At such date, $28.3 million, or 11.1%, of the Company's securities had adjustable interest rates, and its available-for-sale securities portfolio had an average contractual maturity of 6.6 years. At June 30, 2005, the Company had $37.3 million of time deposits with maturities of one year or less and $15.3 million of time deposits of $100,000 or more, which tend to be less stable sources of funding as compared to core deposits, and represented 13.3% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term time deposits, the cost of funds of the Company may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

The Company's interest rate sensitivity is monitored through the use of a quarterly interest rate risk analysis model which evaluates (i) the potential change in net interest income over the succeeding four quarters and (ii) the potential change in the fair market value of the equity of the Company ("Net Economic Value of Equity"), which would result from an instantaneous and sustained interest rate change of zero and plus or minus 200 basis points in 100 basis point increments.

At June 30, 2005, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

             CHANGE IN                   POTENTIAL CHANGE IN                       POTENTIAL CHANGE IN
           INTEREST RATES                NET INTEREST INCOME                  NET ECONOMIC VALUE OF EQUITY
           IN BASIS POINTS             $ CHANGE      % CHANGE                  $ CHANGE          % CHANGE
           ---------------             --------      --------                  ---------         --------
                                                           (DOLLARS IN THOUSANDS)
                200                   $  (890)         (4.92)%                 $   (718)           (1.79)%
                100                      (359)         (1.98)                        51             0.13
              Static                       --             --                         --               --
               (100)                     (733)         (4.05)                    (1,810)           (4.52)
               (200)                   (2,015)         11.14)                    (6,292)          (15.70)

ITEM 4.       CONTROLS AND PROCEDURES
-------       -----------------------

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

              The Company's Annual Meeting of Stockholders was held on April 20, 2005, and the following individuals were elected as Directors for a term of three years each:

                                                     Vote           Votes             Broker
                                                      For          Withheld          Abstentions      Non-Votes
                                                      ---          --------          -----------      ---------

              Harvey Auerbach                      1,241,729         2,061                -              -
              Frank J. Esposito                    1,241,729         2,061                -              -
              Douglas C. Manditch                  1,241,429         2,361                -              -
              John R. McAteer                      1,241,929         1,861                -              -

              The term of the following Directors continued after the Annual
              Meeting: John L. Ciarelli, Esq., Donald Del Duca, Frank DiFazio, Waldemar Fernandez, Gordon A. Lenz, Werner S. Neuburger, Thomas F. Roberts, III, Alfred Romito, John C. Tsunis, Esq.

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



                                       LONG ISLAND FINANCIAL CORP.
                                             (REGISTRANT)


Date:  August 15, 2005                 By: /s/ Douglas C. Manditch
                                           -----------------------
                                           Douglas C. Manditch
                                           President & Chief Executive Officer


Date:  August 15, 2005                 By: /s/ Thomas Buonaiuto
                                           --------------------
                                           Thomas Buonaiuto
                                           Vice President & Secretary-Treasurer