Form 10-Q
period 2005-09-30
LONG ISLAND FINANCIAL CORP
filed 2005-11-14
CIK 1070517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)   Quarterly Report Pursuant to  Section 13 or 15(d) of
       [X]               the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 2005
                                         OR
       [ ]     Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
               For the transition period from ______ to _______

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


    1601 Veterans Highway, Suite 120
    --------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock par value $.01, per share. The registrant had 1,544,321 shares of Common Stock outstanding as of November 4, 2005.

                                    FORM 10-Q
                           LONG ISLAND FINANCIAL CORP.

                                      INDEX
                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
------------------------------                                            ------
ITEM 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2005
              and December 31, 2004                                         2
         Consolidated Statements of Earnings for the Three Months and
              Nine Months Ended September 30, 2005 and 2004                 3
         Consolidated Statement of Changes in Stockholders' Equity
              and Other Comprehensive Loss for the Nine Months
                 Ended September 30, 2005                                   4
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2005 and 2004                             5
         Notes to Consolidated Financial Statements                         6

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operation                            9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        22

ITEM 4.  Controls and Procedures                                           23


PART II  - OTHER INFORMATION
----------------------------

ITEM 1.  Legal Proceedings                                                 24

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds       24

ITEM 3.  Defaults Upon Senior Securities                                   24

ITEM 4.  Submission of Matters to a Vote of Security Holders               24

ITEM 5.  Other Information                                                 24

ITEM 6.  Exhibits                                                          24

SIGNATURES                                                                 25

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                           LONG ISLAND FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                      2005           2004
                                                                                      ----           ----
                                                                                    (UNAUDITED)
ASSETS:
Cash and due from banks                                                              $ 13,399      $ 10,310
Interest earning deposits                                                                 229            37
                                                                                     --------      --------
         Total cash and cash equivalents                                               13,628        10,347
Securities available-for-sale, at fair value                                          237,196       278,814
Federal Home Loan Bank stock, at cost                                                   5,943         4,925
Loans, held for sale                                                                      164           604
Loans, net of unearned income and deferred fees                                       257,676       243,477

Less allowance for loan losses                                                         (3,725)       (5,591)
                                                                                     --------      --------
         Loans, net                                                                   253,951       237,886
Premises and equipment, net                                                             5,009         5,422
Accrued interest receivable                                                             2,882         3,342
Bank owned life insurance                                                               7,998         7,779
Deferred tax asset, net                                                                 4,180         3,169
Prepaid expenses and other assets                                                       1,802         2,521
                                                                                     --------      --------
         Total assets                                                                $532,753      $554,809
                                                                                     --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Demand deposits                                                                   $110,374      $ 99,876
   Savings deposits                                                                   104,964       123,142
   NOW and money market deposits                                                       82,341       126,509
   Time deposits, $100,000 or more                                                     15,435         9,863
   Other time deposits                                                                 62,703        58,905
                                                                                     --------      --------
         Total deposits                                                               375,817       418,295
Federal funds purchased and securities sold under agreements to repurchase             47,865        27,500
Other borrowings                                                                       71,000        71,000
Subordinated debentures                                                                 7,732         7,732
Accrued expenses and other liabilities                                                  3,385         3,245
                                                                                     --------      --------
         Total liabilities                                                            505,799       527,772
                                                                                     --------      --------
Stockholders' equity:
   Common stock (par value $.01 per share; 10,000,000 shares
    authorized; 1,881,146 and 1,850,378 shares issued; 1,544,246 and
    1,513,478 shares outstanding, respectively)                                            19            19
   Surplus                                                                             22,239        21,590
   Retained earnings                                                                   13,285        11,417
   Accumulated other comprehensive loss                                                (4,411)       (1,811)
   Treasury stock at cost, (336,900 shares)                                            (4,178)       (4,178)
                                                                                     --------      --------
         Total stockholders' equity                                                    26,954        27,037
                                                                                     --------      --------
         Total liabilities and stockholders' equity                                  $532,753      $554,809
                                                                                     ========      ========


   See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                 2005     2004             2005        2004
                                                                 ----     ----             ----        ----
Interest income:
   Loans                                                      $   4,293   $   4,091   $  12,314   $  11,762
   Securities                                                     2,682       2,803       8,457       8,107
   Federal funds sold and earning deposits                            5           1          77           6
                                                              ---------   ---------   ---------   ---------
      Total interest income                                       6,980       6,895      20,848      19,875
                                                              ---------   ---------   ---------   ---------
Interest expense:
   Savings deposits                                                 529         309       1,440         872
   NOW and money market deposits                                    429         124       1,442         583
   Time deposits, $100,000 or more                                  102          51         273         180
   Other time deposits                                              580         529       1,638       1,770
   Borrowed funds                                                 1,089       1,141       2,849       2,778
   Subordinated debentures                                          205         208         620         621
                                                              ---------   ---------   ---------   ---------
      Total interest expense                                      2,934       2,362       8,262       6,804
                                                              ---------   ---------   ---------   ---------

   Net interest income                                            4,046       4,533      12,586      13,071
                                                              ---------   ---------   ---------   ---------
Provision for loan losses                                            50          75         175       5,575
                                                              ---------   ---------   ---------   ---------
   Net interest income after provision
      for loan losses                                             3,996       4,458      12,411       7,496
                                                              ---------   ---------   ---------   ---------

Other operating income:
   Service charges on deposit accounts                              680         572       2,024       1,842
   Net gain (loss) on sales and calls of securities                  17         (11)         17       2,869
   Net gain on sale of residential loans                            186         208         469         604
   Earnings on bank-owned life insurance                             92          85         272         480
   Other                                                            170         141         561         404
                                                              ---------   ---------   ---------   ---------
      Total other operating income                                1,145         995       3,343       6,199
                                                              ---------   ---------   ---------   ---------

Other operating expenses:
   Salaries and employee benefits                                 2,078       1,771       6,330       5,772
   Occupancy expense                                                348         335       1,032         964
Premises and equipment expense                                      369         354       1,089       1,120
   Automobile loan expense                                           96         206         350       1,061
   Other                                                          1,088         972       3,201       3,132
                                                              ---------   ---------   ---------   ---------
      Total other operating expenses                              3,979       3,638      12,002      12,049
                                                              ---------   ---------   ---------   ---------

      Income before income taxes                                  1,162       1,815       3,752       1,646

Income taxes                                                        408         664       1,331         471
                                                              ---------   ---------   ---------   ---------
      Net income                                              $     754   $   1,151   $   2,421   $   1,175
                                                              ---------   ---------   ---------   ---------

Basic earnings per share                                      $     .49   $     .76   $    1.58   $     .78
                                                              ---------   ---------   ---------   ---------
Diluted earnings per share                                    $     .47   $     .73   $    1.52   $     .74
                                                              ---------   ---------   ---------   ---------
Weighted average shares outstanding                           1,543,967   1,508,636   1,533,011   1,503,608
                                                              ---------   ---------   ---------   ---------
Diluted weighted average shares outstanding                   1,610,782   1,580,404   1,597,040   1,583,682

Comprehensive income (loss)                                   $  (1,442)  $   4,875   $    (179)  $   1,005
                                                              ---------   ---------   ---------   ---------

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          AND OTHER COMPREHENSIVE LOSS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        ACCUMULATED
                                                                          OTHER
                                         COMMON              RETAINED  COMPREHENSIVE   TREASURY
                                         STOCK   SURPLUS     EARNINGS     LOSS          STOCK       TOTAL
                                         -------------------------------------------------------------------
Balance at December 31, 2004              $19     $21,590    $11,417   $(1,811)        $(4,178)     $27,037
Comprehensive income:
   Net income                               -           -      2,421         -              -         2,421
    Other comprehensive loss,
      net of tax:
      Unrealized depreciation in
      available-for-sale securities,
      net of reclassification adjustment    -           -          -    (2,600)             -        (2,600)
Total comprehensive loss                                                                               (179)
Exercise of stock options and related
   tax benefit, issued 25,530 shares        -         470          -         -              -           470

Dividend reinvestment and stock purchase
   plan, issued 2,884 shares                -         179          -         -              -           179
Dividends declared on common stock
   ($.36 per common share)                  -           -       (553)        -              -          (553)
                                          ------------------------------------------------------------------

Balance at September 30, 2005             $19     $22,239    $13,285   $(4,411)       $(4,178)      $26,954
                                          ------------------------------------------------------------------

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     2005            2004
                                                     ----            ----
(IN THOUSANDS)
Net unrealized (depreciation)/appreciation
  arising during the year, net of tax             $(2,590)         $ 1,637
Less: Reclassification adjustment for net
  gains included in net income, net of tax             10            1,807
                                                 -------------------------

Net unrealized loss on securities, net of tax     $(2,600)         $  (170)
                                                 -------------------------

See accompanying notes to consolidated financial statements.

                           LONG ISLAND FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                  --------------------
(IN THOUSANDS)                                                                     2005          2004
                                                                                   ----          ----
Cash flows from operating activities:
  Net income                                                                    $  2,421     $   1,175
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                         175         5,575
   Depreciation and amortization                                                     722           806
   Amortization of premiums, net of discount accretion                                97           198
   Net gain on sales and calls of securities, held-to-maturity                         -          (335)
   Net gain on sales and calls of securities, available-for-sale                      17        (2,534)
   Loans originated for sale, net of proceeds from sales and gains                   440         1,574
   Net deferred loan origination fees                                                 66            88
   Earnings on bank owned life insurance                                            (272)         (288)
   Bank owned life insurance benefit                                                   -          (192)
   Deferred income taxes                                                             726        (1,009)
   Change in other assets and liabilities:
      Accrued interest receivable                                                    460          (556)
      Prepaid expenses and other assets                                              772        (1,120)
      Accrued expenses and other liabilities                                         140        (1,102)
                                                                                --------     ---------
      Net cash provided by operating activities                                    5,764         2,280
                                                                                --------     ---------
Cash flows from investing activities:
   Purchases of securities available-for-sale                                   (135,120)     (577,925)
   Net purchases of Federal Home Loan Bank stock                                  (1,018)       (3,322)
   Proceeds from sales of securities held-to-maturity                                  -        67,161
   Proceeds from sales of securities available-for-sale                           27,840         1,347
   Proceeds from maturities and calls of securities available-for-sale           139,200       472,822
   Principal repayments on securities available for sale                           5,247         9,603
   Loan originations, net of principal repayments                                (16,306)      (20,799)
   Redemption of bank owned life insurance, net                                        -           922
   Purchase of premises and equipment                                               (309)         (554)
                                                                                --------     ---------
      Net cash provided by (used in) investing activities                         19,534       (50,745)
                                                                                --------     ---------
Cash flows from financing activities:
   Net decrease in demand deposit, savings, NOW, and money market deposits       (51,848)      (25,613)
   Net increase (decrease) in time deposits                                        9,370       (26,491)
   Net increase in  federal funds purchased                                       20,365        50,430
   Net increase in other borrowings                                                    -        15,000
  Shares issued under the dividend reinvestment and stock purchase plan              179           138
   Exercise of stock options                                                         470           389
   Payments for cash dividends                                                      (553)         (541)
                                                                                --------     ---------
      Net cash (used in) provided by financing activities                        (22,017)       13,312
                                                                                --------     ---------
Net increase (decrease) in cash and cash equivalents                               3,281       (35,153)
Cash and cash equivalents at beginning of period                                  10,347        46,745
                                                                                --------     ---------
Cash and cash equivalents at end of period                                      $ 13,628     $  11,592
                                                                                --------     ---------
Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid during the period for:
   Interest                                                                     $  8,283     $   7,473
                                                                                --------     ---------
   Income taxes                                                                 $     50     $   2,171
                                                                                --------     ---------
Non-cash investing activities:
------------------------------
   Fair value of securities transferred from held-to-maturity
      to available-for-sale                                                     $      -     $  13,454
                                                                                --------     ---------

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

The accompanying unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the Company's 2004 Annual Report on Form 10-K.

The Company makes available through its internet website, WWW.LICB.COM, its
                                                          ------------
annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission.

2.    SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair value of securities available-for-sale as of the dates indicated:


                                                   SEPTEMBER 30, 2005      DECEMBER 31, 2004
                                                   ------------------      -----------------
                                                     AMORTIZED   FAIR      AMORTIZED   FAIR
                                                      COST       VALUE      COST      VALUE
                                                      ----       ----       ----      -----
                                                                  (IN THOUSANDS)
   AVAILABLE-FOR-SALE:
   U.S. Government and Agency obligations         $  230,873    224,016  $ 256,102    253,409
   Mortgage-backed securities:
      GNMA                                            13,522     13,019     22,128     21,794
      FHLMC                                                -          -      1,982      1,960
      FNMA                                                 -          -      1,424      1,452
   Municipal obligations                                 160        161        200        199
                                                  ----------    -------  ---------    -------
      Total securities available-for-sale         $  244,555    237,196  $ 281,836    278,814
                                                  ----------    -------  ---------    -------

                                       6

3.    LOANS, NET

Loans, net, are summarized as follows:
                                        SEPTEMBER 30, 2005     DECEMBER 31, 2004
                                        ------------------     -----------------
                                                 (DOLLARS IN THOUSANDS)
   LOANS HELD-FOR-SALE:
     Residential real estate loans      $    164   100.0  %    $    604   100.0%
                                        --------   -----       --------   -----

   LOANS, NET:
     Commercial and industrial loans    $ 68,360    26.4  %    $ 46,414    18.9%
     Commercial real estate loans        173,683    67.0        170,149    69.2
     Residential real estate loans         1,500     0.6          3,240     1.3
     Automobile loans                     10,899     4.2         24,127     9.8
     Consumer loans                        4,785     1.8          1,875     0.8
                                        --------   -----       --------   -----
                                         259,227   100.0        245,805   100.0
     Less:
         Unearned income                    (499)                (1,342)
         Deferred fees, net               (1,052)                  (986)
         Allowance for loan losses        (3,725)                (5,591)
                                        --------               --------
   Total loans, net                     $253,951               $237,886
                                        --------               --------

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

At September 30, 2005, the automobile loan portfolio consisted of 524 loans with balances aggregating $10.4 million. Automobile loans represented 4.0% of the Bank's loan portfolio, net of unearned income and deferred fees. Delinquencies at September 30, 2005, were $21,989.

The Company incurred operating expenses relating to the automobile loan portfolio of $96,000 for the quarter ended September 30, 2005, compared to $206,000 for the quarter ended September 30, 2004. Those expenses include expenses for legal services, portfolio servicing and administration, collateral perfection, verification and disposition, and audit and accounting services. While the Company expects to continue to incur operating expenses related to the automobile loan portfolio, it expects those expenses to decrease as the portfolio matures. Operating costs for the automobile loan portfolio are expensed when incurred and recorded in "automobile loan expense" in the consolidated statements of earnings.

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


                                                     FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                     --------------------    --------------------
                                                         2005      2004      2005      2004
                                                     --------------------------------------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net income (loss) as reported                     $  754    $ 1,151   $ 2,421  $ 1,175
     Deduct total stock-based employee compensation
         expense determined under fair-value-based
         method for all awards, net of tax                 51         45       195      189
                                                       ------    -------   -------  -------
     Pro forma net income (loss)                       $  703    $ 1,106   $ 2,226  $   986
                                                       ------    -------   -------  -------
     Earnings (loss) per share:
     Basic                      As Reported            $  .49    $   .76    $ 1.58  $   .78
                                Pro forma                 .46        .73      1.45      .66
     Diluted                    As Reported               .47        .73      1.52      .74
                                Pro forma                 .44        .70      1.39      .62

5.    RECENT DEVELOPMENTS

On August 1, 2005, the Company and New York Community Bancorp, Inc. ("NYCB") entered into an Agreement and Plan of Merger (the "Merger Agreement") under which the Company will merge with and into NYCB, with NYCB as the surviving entity, in an all-stock transaction valued at approximately $69.8 million. Under the terms of the Merger Agreement, shareholders of the Company will receive 2.32 shares of NYCB common stock for each share of the Company's common stock held at the closing date. Additional information concerning the Merger Agreement can be found in the Form 8-K filed by the Company on August 3, 2005.

On August 24, 2005, the Board of Directors of the Company declared a quarterly dividend of $.12 per common share. The dividend will be paid November 16, 2005, to shareholders of record as of November 1, 2005.

The Company has set November 16, 2005, as the date of its Special Meeting of Shareholders to vote on the Company's pending merger with New York Community Bancorp, Inc. (NYSE: NYB). The meeting will start at 12 Noon, Eastern Time, and will be held at the Stonebridge Country Club in Smithtown, New York. The voting record date is September 30, 2005, and shareholder proxy materials were mailed on or about October 14, 2005.

6.    OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank enters into commitments to purchase investment securities. At September 30, 2005, the Bank had no outstanding commitments to purchase investment securities.

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

On November 3, 2005, the final version of FASB Staff Position ("FSP") FAS 115-1 was issued and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. FSP FAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 replaces the impairment guidance in Emerging ISS Task Force 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and Staff Accounting Bulletin No. 59). Under FSP FAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP FAS 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP FAS 115-1 will have a material impact on its consolidated financial statements or its financial statement disclosures.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
------   ---------------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

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

In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of the borrowers, current economic conditions, and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income consists of both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on significant loans or when otherwise deemed necessary and primarily encompass commercial real estate loans and commercial and industrial loans. Management believes that the Company's allowance for loan losses at September 30, 2005 is adequate to provide for estimated probable losses inherent in the portfolio.

SECURITIES

The fair value of securities classified as held-to-maturity or available-for-sale is based upon quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

DEFERRED TAX ASSETS

The Company uses estimates of future earnings to support the position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the deferred tax assets may not be realized and the Company's net income would be reduced.

FINANCIAL CONDITION

Total assets were $532.8 million as of September 30, 2005, a decrease of $22.0 million, or 4.0%, from $554.8 million at December 31, 2004. The decrease in total assets was primarily due to a decrease in the securities available-for-sale portfolio, offset in part by an increase in the loan portfolio. At September 30, 2005, securities available-for-sale decreased $41.6 million, or 14.9%, to $237.2 million, compared to the $278.8 million held at December 31, 2004. The decrease in securities available-for-sale was primarily due to the sale of $27.8 million of U.S. Government Agency obligations and mortgaged-backed securities. The $14.2 million, or 5.8% increase in loans, net of unearned income and deferred fees, from $243.5 million at December 31, 2004, to $257.7 million at September 30, 2005, primarily reflects increases in commercial and industrial loans offset by the maturing automobile loan portfolio. Commercial and industrial loans rose $22.0 million, or 47.3%, from $46.4 million at December 31, 2004, to $68.4 million at September 30, 2005. Automobile loans, net of unearned income, decreased from $22.8 million at December 31, 2004, to $10.4 million at September 30, 2005. The Company ceased origination of automobile loans in March 2004.

Total liabilities decreased $22.0 million, or 4.2%, from $527.8 million at December 31, 2004, to $505.8 million at September 30, 2005. The decrease in total liabilities was due principally to a decrease in total deposits offset by an increase in federal funds purchased and securities sold under agreements to repurchase. The decrease in total deposits is primarily the result of a $44.2 million, or 34.9%, decrease in NOW and money market deposits from $126.5 million at December 31, 2004, to $82.3 million at September 30 2005, attributable to the withdrawal of seasonal municipal funds on deposit at December 31, 2004. Savings deposits decreased $18.1 million, from $123.1 million at December 31, 2004, to $105.0 million at September 30, 2005. Offsetting those decreases, demand deposits increased $10.5 million, or 10.5%, as the Company continues to focus on the growth of core deposits. Time deposits of $100,000 or more, and other time deposits increased $9.3 million, or 13.6%, from $68.8 million at December 31, 2004, to $78.1 million at September 30, 2005, as the Bank utilized time deposits as an alternative funding source when deemed advantageous. The Company also utilizes overnight and short term borrowings, primarily in the form of federal funds purchased and securities sold under agreements to repurchase, as a funding source when necessary. There were $47.9 million of federal funds purchased and securities sold under agreements to repurchase at September 30, 2005, compared to $27.5 million at December 31, 2004.

Stockholders' equity decreased $83,000 from December 31, 2004, to September 30, 2005. The reduction in stockholders' equity was primarily attributable to a $2.6 million increase in accumulated other comprehensive loss for the nine months ended September 30, 2005, and dividends declared of $553,000, offset in part by net income of $2.4 million and $649,000 from stock issued through the exercise of stock options and the dividend reinvestment and stock purchase plan.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon both the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them.

The following tables set forth certain information relating to the Company's consolidated average balance sheets and its consolidated statements of earnings for the nine months ended September 30, 2005 and 2004, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average loan balances include non-performing loans although the amount of non-performing loans is not material.


                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
                                 -----------2005-----------            -----------2004-----------
                                                           AVERAGE                         AVERAGE
                                         AVERAGE            YIELD /    AVERAGE              YIELD /
                                         BALANCE  INTEREST   COST      BALANCE   INTEREST   COST
                                         -------  --------   ----      -------   --------   -----
                                                            (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Federal funds sold and
      interest-earning deposits         $     571   $    5   3.50 %   $    427   $     1     .94 %
   Securities (1)                         261,024    2,682   4.11      280,398     2,803    4.00
   Loans, net of unearned income and
      deferred fees (2)                   253,775    4,293   6.77      245,147     4,091    6.68
                                        ---------   ------   ----     --------   -------    ----
Total interest-earning assets             515,370    6,980   5.42      525,972     6,895    5.24
Non-interest-earning assets                26,822                       24,890
                                        ---------                     --------
Total assets                            $ 542,192                     $550,862
                                        ---------                      -------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings deposits                     $ 115,570      529   1.83     $109,212       309    1.13
   NOW and money market deposits           88,409      429   1.94       61,171       124     .81
   Certificates of deposit                 77,214      682   3.53       78,642       580    2.95
                                        ---------   ------   ----     --------   -------    ----
Total interest-bearing deposits           281,193    1,640   2.33      249,025     1,013    1.63
   Borrowed funds                         109,401    1,089   3.98      165,307     1,141    2.76
   Subordinated debentures                  7,732      205  10.61        7,732       208   10.76
                                        ---------   ------   ----     --------   -------    ----
Total interest-bearing liabilities        398,326    2,934   2.95      422,064     2,362    2.24
Other non-interest-bearing liabilities    116,609                      104,273
                                        ---------                     --------
Total liabilities                         514,935                      526,337
Stockholders' equity                       27,257                       24,525
                                        ---------                     --------
Total liabilities and
   stockholders' equity                 $ 542,192                     $550,862
                                        ---------                     --------
Net interest income/
     interest rate spread (3)                       $4,046   2.47 %              $ 4,533    3.00  %
                                                    ------   ----                -------    ----
Net interest margin (4)                                      3.14 %                         3.45
                                                             ----                           ----
Ratio of interest-earning assets to
   interest-bearing liabilities                              1.29x                          1.25x
                                                             ----                           ----

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



                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                           -----------2005-----------         -----------2004-----------
                                                              AVERAGE                           AVERAGE
                                         AVERAGE               YIELD /     AVERAGE               YIELD /
                                         BALANCE    INTEREST    COST       BALANCE    INTEREST    COST
                                         -------    --------    ----       ------     --------    ------

                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Federal funds sold and
      interest-earning deposits         $   3,582   $     77      2.87%    $     872   $     6      .92%
   Securities (1)                         276,337      8,457      4.08       276,719     8,107     3.91
   Loans, net of unearned income and
      deferred fees (2)                   243,495     12,314      6.74       237,176    11,762     6.61
                                          -------     ------      ----       -------    ------     ----
Total interest-earning assets             523,414     20,848      5.31       514,767    19,875     5.15
Non-interest-earning assets                29,358                             32,667
                                           ------                             ------
Total assets                            $ 552,772                          $ 547,434
                                          -------                            -------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings deposits                     $ 119,392      1,440      1.61     $ 105,200       872     1.11
   NOW and money market deposits          111,502      1,442      1.72        98,496       583      .79
   Certificates of deposit                 76,903      1,911      3.31        88,023     1,950     2.95
                                           ------      -----      ----        ------     -----     ----
Total interest-bearing deposits           307,797      4,793      2.08       291,719     3,405     1.56
   Borrowed funds                          98,602      2,849      3.85       119,645     2,778     3.10
   Subordinated debentures                  7,732        620     10.69         7,732       621    10.71
                                            -----        ---     -----         -----       ---    -----
Total interest-bearing liabilities        414,131      8,262      2.66       419,096     6,804     2.16
Other non-interest-bearing liabilities    111,898                            101,539
                                          -------                            -------
Total liabilities                         526,029                            520,635
Stockholders' equity                       26,743                             26,799
                                           ------                             ------
Total liabilities and
   stockholders' equity                 $ 552,772                          $ 547,434
                                          -------                            -------

Net interest income/
     interest rate spread (3)                       $ 12,586      2.65%               $ 13,071     2.99%
                                                      ------      ----                  ------     ----
Net interest margin (4)                                           3.21%                            3.39%
                                                                  ----                             ----
Ratio of interest-earning assets to
   interest-bearing liabilities                                   1.26x                            1.23x
                                                                  -----                            -----

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

GENERAL

The Company reported net income of $754,000, or diluted earnings per share of $.47 for the three months ended September 30, 2005, compared to net income of $1.2 million, or diluted earnings per share of $.73 for the three months ended September 30, 2004.

INTEREST INCOME

Interest income increased $85,000, or 1.2%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The increase in interest income was the result of an 18 basis point increase in the average yield on interest-earning assets partially offset by a decrease in the average balance of interest-earning assets. The average yield on interest-earning assets increased from 5.24% for the three months ended September 30, 2004, to 5.42% for the three months ended September 30, 2005. The average balance of interest-earning assets decreased $10.6 million, or 2.0%, from $526.0 million for the three months ended September 30, 2004, to $515.4 million for the three months ended September 30, 2005.

The increase in average yield on interest-earning assets was attributable to a 9 basis point increase in the average yield on loans, net of unearned income and deferred fees, from 6.68% for the three months ended September 30, 2004, to 6.77% for the three months ended September 30, 2005, and an 11 basis point increase in yield on securities which increased from 4.00% for the three months ended September 30, 2004, to 4.11% for the three months ended September 30, 2005.

The decrease in average balance of interest-earning assets was attributable to a $19.4 million, or 6.9%, decrease in the average balance of securities from $280.4 million for the three months ended September 30, 2004, to $261.0 million for the three months ended September 30, 2005, as a result of the sale of $27.8 million of U.S. Government and Agency obligations and mortgage backed securities. The proceeds from those sales were used to fund loan growth and repay borrowed funds. The average balance of loans, net of unearned income and deferred fees, increased $8.7 million, or 3.5%, from $245.1 million for the three months ended September 30, 2004, to $253.8 million for the three months ended September 30, 2005, The increase in yields is attributable to the increases in short and intermediate term market rates from period to period.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2005 was $2.9 million, compared to $2.4 million for the three months ended September 30, 2004, an increase of $572,000, or 24.2%. The increase was attributable to a 71 basis point increase in the average rate paid on interest-bearing liabilities from 2.24% for the three months ended September 30, 2004, to 2.95% for the three months ended September 30, 2005. The increase in the average rate paid was attributable to the increases in short-term market rates from period to period. Partially offsetting the increase in interest paid was a $23.8 million, or 5.6%, reduction in interest-bearing liabilities, from $422.1 million for the three months ended September 30, 2004, to $398.3 million for the three months ended September 30, 2005. That decline was attributable to a $55.9 million decrease in the average balance of borrowed funds, partially offset by a $32.2 million increase in the average balance of total interest-bearing deposits.

The increase in the average balance of interest-bearing deposits was due to an increase in the average balance of savings and NOW and money market deposits, partially offset by a modest decrease in the average balance of certificates of deposit. The average balance of subordinated debentures did not change from September 30, 2004 to September 30, 2005.

Interest expense on interest-bearing deposits increased $627,000, or 61.9%, for the three months ended September 30, 2005, from $1.0 million for the three months ended September 30, 2004, to $1.6 million for the three months ended September 30, 2005. That increase was due to a 70 basis point increase in the average rate paid on interest-bearing deposits from 1.63% for the three months ended September 30, 2004, to 2.33% for the three months ended September 30, 2005, combined with an increase in the average balance of interest-bearing deposits. The average balance of savings deposits increased $6.4 million, or 5.8%, from $109.2 million for the three months ended September 30, 2004, to $115.6 million for the three months ended September 30, 2005. The average balance of NOW and money market deposits increased $27.2 million, or 44.5%, from $61.2 million for the three months ended September 30, 2004, to $88.4 million for the three months ended September 30, 2005. Offsetting that increase in deposits, was a $1.4 million decrease in the average balance of certificates of deposits from $78.6 million for the three months ended September 30, 2004, to $77.2 million for the three months ended September 30, 2005. From time to time, depending upon market conditions and the current rate environment, the Bank employs various funding strategies to minimize its overall costs of funds while concentrating efforts to increase low cost core deposit relationships.

Interest expense on borrowed funds decreased $52,000, or 4.6%, for the three months ended September 30, 2005, when compared to the three months ended September 30, 2004. The decrease was primarily due to a $55.9 million decrease in the average balance of borrowed funds from $165.3 million for the three months ended September 30, 2004 to $109.4 million for the three months ended September 30, 2005. The Company was able to decrease the average balance of borrowed funds as a result of increases in the average balance of core deposits and the proceeds from sales of securities. Offsetting the decline in the average balance of borrowed funds, the average rate paid on borrowed funds increased from 2.76% for the three months ended September 30, 2004, to 3.98% for the three months ended September 30, 2005, primarily reflecting the increase in short term market interest rates from period to period.

NET INTEREST INCOME

Net interest income decreased by $487,000, or 10.7%, from $4.5 million for the three months ended September 30, 2004, to $4.0 million for the three months ended September 30, 2005. The average yield on interest-earning assets increased 18 basis points from 5.24% for the three months ended September 30, 2004, to 5.42% for the three months ended September 30, 2005. However, the average rate paid on interest-bearing liabilities increased 71 basis points from 2.24% for the three months ended September 30, 2004, to 2.95% for the three months ended September 30, 2005, resulting in a 53 basis point decrease in the net interest rate spread from 3.00% for the three months ended September 30, 2004, to 2.47% for the three months ended September 30, 2005.

PROVISION FOR LOAN LOSSES

The Company made a $50,000 provision for loan losses for the three months ended September 30, 2005, compared to a $75,000 provision made for the three months ended September 30, 2004. The determination to make the $50,000 provision for loan losses for the three months ended September 30, 2005, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $3.7 million at September 30, 2005, and $5.6 million at December 31, 2004. The allowance for loan losses as a percentage of loans was 1.45% at September 30, 2005, and 2.30% at December 31, 2004.

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


                                                     SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                     ------------------    ------------------
                                                            (DOLLARS IN THOUSANDS)
NON-ACCRUAL LOANS:
   Commercial and industrial loans                         $   200        $    -
   Automobile loans                                              -            89
                                                               ---            --
      Total non-accrual loans                                  200            89
                                                               ---            --
ACCRUING LOANS CONTRACTUALLY PAST DUE 90 DAYS OR
  MORE AS TO PRINCIPAL OR INTEREST PAYMENTS:
Commercial and industrial loans                              2,016             -
                                                             -----            --
      Total loans accruing-over 90 days                      2,016             -
                                                             -----            --
Total non-performing loans                                 $ 2,216        $   89
                                                             -----            --
Allowance for loan losses as a percentage of loans (1)        1.45%         2.30%
Allowance for loan losses as a percentage
   of total non-performing loans                               168%        6,282%
Non-performing loans as a percentage of loans (1)              .42%          .04%

(1)   Loans include loans, net of unearned income and deferred fees.

OTHER OPERATING INCOME

Other operating income increased $150,000 or 15.1%, to $1.1 million for the three months ended September 30, 2005, compared to $1.0 million for the three months ended September 30, 2004. That increase was primarily attributable to service charges on deposit accounts, which increased $108,000, or 18.9%, from $572,000 for the three months ended September 30, 2004, to $680,000 for the three months ended September 30, 2005. Other operating income increased $29,000 to $170,000 for the three months ended September 30, 2005, as a result of loan fees earned and increases in the use of other deposit services. Offsetting those increases in part, net gain on sale of residential loans declined $22,000 to $186,000 for the three months ended September 30, 2005, as increasing market interest rates decreased the amount of residential refinance activity.

OTHER OPERATING EXPENSES

Other operating expenses increased $341,000 or 9.4% from $3.6 million to $4.0 million for the three months ended September 30, 2005. That increase was a result of increases in salaries and employee benefits and other expense, as the Company increased its infrastructure to comply with expanded regulatory compliance requirements and to expand its business development efforts. Offsetting in part, the increase in salaries and employee benefits and other expense, automobile loan expenses decreased $110,000 to $96,000, for the three months ended September 30, 2005, as the Company continues to manage the maturing automobile loan portfolio.

INCOME TAXES

Income tax expense was $408,000 for the three months ended September 30, 2005, compared to income tax expense of $664,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, the Company recorded income before income taxes of $1.2 million, compared to income before income taxes of $1.8 million for the three months ended September 30, 2004. The effective tax rates for the three months ended September 30, 2005 and those ended September 30, 2004 were 35.1% and 36.6%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

GENERAL

The Company reported net income of $2.4 million, or diluted earnings per share of $1.52 for the nine months ended September 30, 2005, compared to $1.2 million, or diluted earnings per share of $.74 for the nine months ended September 30, 2004.

INTEREST INCOME

Interest income increased $973,000, or 4.9%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. That increase was attributable to the $8.6 million, or 1.7%, increase in the average balance of interest-earning assets from $514.8 million for the nine months ended September 30, 2004, to $523.4 million for the nine months ended September 30, 2005. The increase in income from the increase in the average balance of interest-earning assets was aided in part by a 16 basis point increase in the average yield on interest-earning assets from 5.15% for the nine months ended September 30, 2004, to 5.31% for the nine months ended September 30, 2005. The increase in average yield on interest-earning assets was attributable to a 17 basis point increase in yield on securities which increased from 3.91% for the nine months ended September 30, 2004, to 4.08% for the nine months ended September 30, 2005, and a 13 basis point increase in the average yield on loans, net of unearned income and deferred fees, from 6.61% for the nine months ended September 30, 2004, to 6.74% for the nine months ended September 30, 2005. In addition to the increase in yield from period to period, the average balance of loans, net of unearned income and deferred fees, increased $6.3 million, or 2.7%, from $237.2 million for the nine months ended September 30, 2004, to $243.5 million for the nine months ended September 30, 2005. The average balance of securities decreased a modest $382,000, or .1%, from $276.7 million for the nine months ended September 30, 2004, to $276.3 million for the nine months ended September 30, 2005. The increases in yield are attributable to increases in market rates from period to period.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2005 was $8.3 million, compared to $6.8 million for the nine months ended September 30, 2004, an increase of $1.5 million, or 21.4%. The increase was attributable to a 50 basis point increase in the average rate paid on the average balance of interest-bearing liabilities from 2.16% for the nine months ended September 30, 2004, to 2.66% for the nine months ended September 30, 2005, partially offset by a $5.0 million decrease in the average balance of interest-bearing liabilities from $419.1 million for the nine months ended September 30, 2004, to $414.1 million for the nine months ended September 30, 2005. The decrease in the average balance of interest-bearing liabilities was attributable to a $21.0 million decrease in the average balance of borrowed funds, partially offset by a $16.1 million increase in the average balance of total interest-bearing deposits. The increase in the average balance of interest-bearing deposits was due to an increase in the average balance of savings and NOW and money market deposits partially offset by a decrease in the average balance of certificates of deposit. The average balance of subordinated debentures did not change from September 30, 2004 to September 30, 2005.

Interest expense on interest-bearing deposits increased $1.4 million, or 40.8%, for the nine months ended September 30, 2005, from $3.4 million for the nine months ended September 30, 2004, to $4.8 million for the nine months ended September 30, 2005. That increase was due to a 52 basis point increase in the average rate paid on interest-bearing deposits from 1.56% for the nine months ended September 30, 2004, to 2.08% for the nine months ended September 30, 2005 and an increase in the average balance of interest-bearing deposits of $16.1 million, or 5.5%, from $291.7 million for the nine months ended September 30, 2004, to $307.8 million for the nine months ended September 30, 2005. The increase in the average balance of interest-bearing deposits was the result of a $14.2 million increase in the average balance of savings deposits from $105.2 million for the nine months ended September 30, 2004, to $119.4 million for the nine months ended September 30, 2005, and the $13.0 million increase in the average balance of NOW and money market deposits from $98.5 million for the nine months ended September 30, 2004, to $111.5 million for the nine months ended September 30, 2005. Those increases were offset in part by a $11.1 million decrease in the average balance of time deposits from $88.0 million for the nine months ended September 30, 2004, to $76.9 million for the nine months ended September 30, 2005. From time to time, the Bank employs various funding strategies to minimize its overall costs of funds while concentrating efforts to increase low cost core deposit relationships.

Interest expense on borrowed funds increased $71,000, or 2.6%, to $2.8 million for the nine months ended September 30, 2005. The increase was primarily due to the increase in the average rate paid on borrowed funds, which increased from 3.10% for the nine months ended September 30, 2004, to 3.85% for the nine months ended September 30, 2005. The increase in the average rate paid on borrowed funds was offset in part by the $21.0 million, or 17.6%, decrease in the average balance of borrowed funds from $119.6 million for the nine months ended September 30, 2004, to $98.6 million for the nine months ended September 30, 2005.

NET INTEREST INCOME

Net interest income decreased by $485,000, or 3.7%, from $13.1 million for the nine months ended September 30, 2004, to $12.6 million for the nine months ended September 30, 2005. The average yield on interest-earning assets increased 16 basis points from 5.15% for the nine months ended

September 30, 2004, to 5.31% for the nine months ended September 30, 2005. The average rate paid on interest-bearing liabilities increased 50 basis points from 2.16% for the nine months ended September 30, 2004, to 2.66% for the nine months ended September 30, 2005. The net interest rate spread decreased 34 basis points, from 2.99% for the nine months ended September 30, 2004, to 2.65% for the nine months ended September 30, 2005.

PROVISION FOR LOAN LOSSES

The Company made a $175,000 provision for loan losses for the nine months ended September 30, 2005, compared to a $5.6 million provision made for the nine months ended September 30, 2004 to recognize losses in the automobile loan portfolio. The determination to make the $175,000 provision for loan losses for the nine months ended September 30, 2005, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The allowance for loan losses amounted to $3.7 million at September 30, 2005, and $5.6 million at December 31, 2004. The allowance for loan losses as a percentage of loans was 1.45% at September 30, 2005, and 2.30% at December 31, 2004.

OTHER OPERATING INCOME

Other operating income decreased $2.9 million, or 46.1%, to $3.3 million for the nine months ended September 30, 2005, compared to $6.2 million for the nine months ended September 30, 2004. That decrease was primarily attributable to net gains on sales and calls of securities of $2.9 million for the nine months ended September 30, 2004, compared to $17,000 for the nine months ended September 30, 2005. Service charges on deposit accounts increased $182,000, or 9.9%, from $1.8 million for the nine months ended September 30, 2004, to $2.0 million for the nine months ended September 30, 2005. Other operating income increased $157,000 to $561,000 for the nine months ended September 30, 2005, as a result of loan fees earned and increases in the use of other deposit services. Net gain on sale of residential loans declined $135,000 to $469,000 for the nine months ended September 30, 2005, as increasing market interest rates decreased the amount of residential refinance activity.

OTHER OPERATING EXPENSES

Other operating expenses decreased $47,000 or .4%, to $12.0 million for the nine months ended September 30, 2005. The decrease in operating expenses was a result of decreased automobile loan expenses. Increases in salaries and employee benefits offset that decrease, in part, as the Company increased its business development efforts and infrastructure to comply with expanded regulatory compliance requirements.

INCOME TAXES

Income tax expense was $1.3 million for the nine months ended September 30, 2005, compared to income tax expense of $471,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the Company recorded income before income taxes of $3.8 million, compared to net income before taxes of $1.6 million for the nine months ended September 30, 2004. The effective tax rates for the nine months ended September 30, 2005 and those ended September 30, 2004 were 35.5% and 28.6%, respectively.

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

At September 30, 2005, the Company's other borrowings consisted of convertible and medium term advances from the FHLB. The convertible feature of those advances allows the FHLB, at a specified call date and quarterly thereafter, to convert those advances into replacement funding for the same or a lesser principal amount, based on any advance then offered by the FHLB, at then current market rates. If the FHLB elects to convert those advances, the Bank may repay any portion of the advances without penalty. The convertible advances are secured by various mortgage-backed securities, callable U.S. agency securities, and certain other qualifying commercial real-estate collateral.

At September 30, 2005, convertible and medium term advances outstanding were as follows:

                                                    NEXT           CONTRACTUAL
                           AMOUNT      RATE       CALL DATE         MATURITY
                           ------      ----       ---------         --------

Medium term advance     $10,000,000    2.37%            -           4/14/2006
Convertible advance      14,000,000    5.49%     11/19/2005         2/19/2008
Convertible advance      15,000,000    4.59%     10/21/2005         1/21/2009
Convertible advance       5,000,000    2.24%       2/3/2006          2/3/2009
Convertible advance      14,000,000    4.97%     10/19/2005         1/19/2011
Convertible advance       3,000,000    4.11%     12/12/2005        12/12/2011
Convertible advance      10,000,000    2.64%      5/28/2008         5/28/2013
                         ----------
                        $71,000,000

The primary investing activities of the Company are the purchase of securities available-for-sale and the origination of loans. During the nine months ended September 30, 2005, and 2004, the Company's purchases of securities that were classified available-for-sale totaled $135.1 million and $577.9 million, respectively. Loan originations, net of principal repayments on loans, totaled $16.3 million and $20.8 million for the nine months ended September 30, 2005, and 2004, respectively. Short term borrowings, principal repayments and maturities and sales of securities were used primarily to fund those activities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 2005, the Bank exceeded those requirements with a leverage capital ratio, risk-based capital ratio and total-risk based capital ratio of 6.43%, 10.81%, and 11.97%, respectively.

The Company achieves what it considers "capital adequacy" through the continuous monitoring of its financial performance and plans for expansion. Sources of the Company's capital are generated primarily through current period earnings and the issuance of common stock via the dividend reinvestment plan or the exercise of stock options. Uses of capital currently result from the payment of dividends on common stock or the repurchase of common stock through a stock repurchase program. In February 2004, the Board of Directors, approved a 5% stock repurchase program that would enable the Company to repurchase approximately 74,000 shares of its outstanding common stock. There have been no repurchases made under that stock purchase program since its announcement. In determining the extent and timing of stock repurchase programs, in addition to capital adequacy, the Company considers the effect on the Company's financial condition, average daily trading volume, and listing requirements applicable to the NASDAQ National Market(R). At September 30, 2005, the Company held 336,900 shares of treasury stock at an average cost of $12.40 per share.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----       ----------------------------------------------------------

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

At September 30, 2005, 82.9% of the Company's loans had adjustable interest rates and its loan portfolio had an average weighted maturity of 8.7 years. At such date, $19.9 million, or 8.4%, of the Company's securities had adjustable interest rates, and its available-for-sale securities portfolio had an average contractual maturity of 5.7 years. At September 30, 2005, the Company had $39.9 million of time deposits with maturities of one year or less and $15.4 million of time deposits of $100,000 or more, which tend to be less stable sources of funding as compared to core deposits, and represented 14.1% of the Company's interest-bearing liabilities. Due to the Company's level of shorter term time deposits, the cost of funds of the Company may increase at a greater rate in a rising rate environment than if it had a greater amount of core deposits which, in turn, may adversely affect net interest income and net income.

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

At September 30, 2005, the effect of instantaneous and sustained interest rate changes on the Company's Net Interest Income and Net Economic Value of Equity are as follows:

                         POTENTIAL CHANGE IN          POTENTIAL CHANGE IN
       CHANGE IN         NET INTEREST INCOME       NET ECONOMIC VALUE OF EQUITY
      INTEREST RATES     -------------------       ----------------------------
     IN BASIS POINTS     $ CHANGE   % CHANGE       $ CHANGE          % CHANGE
     ---------------     --------   --------       ---------         --------
                               (DOLLARS IN THOUSANDS)

          200            $(1,236)     (4.92)%        $(3,793)       (9.59)%
          100               (459)     (1.98)          (1,894)       (4.79)
         Static               --         --               --           --
         (100)               114       (.65)             955         2.42
         (200)            (1,050)     (5.93)          (2,901)       (7.33)

ITEM 4.       CONTROLS AND PROCEDURES
------        -----------------------

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


PART II - OTHER INFORMATION
---------------------------

ITEM 1.     LEGAL PROCEEDINGS
------      -----------------

            None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------      -----------------------------------------------------------

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
------      -------------------------------

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------

            None.

ITEM 5.     OTHER INFORMATION
------      -----------------

            None.

ITEM 6.     EXHIBITS
------      --------

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



                                        LONG ISLAND FINANCIAL CORP.
                                        (REGISTRANT)


Date: November 14, 2005                 By: /s/ Douglas C. Manditch
                                            ------------------------------------
                                            Douglas C. Manditch
                                            President & Chief Executive Officer


Date: November 14, 2005                 By: /s/ Thomas Buonaiuto
                                            ------------------------------------
                                            Thomas Buonaiuto
                                            Vice President & Secretary-Treasurer